Form 10-Q
period 2025-03-31
Inflection Point Acquisition Corp. III
filed 2025-06-09
CIK 2012318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-42614

For the transition period from                    to

INFLECTION POINT ACQUISITION CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

167 Madison Avenue Suite 205 #1017 New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 476-6908

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one right to receive one-tenth (1/10) of one Class A ordinary share	IPCXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value	IPCX	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one tenth (1/10) of one Class A ordinary share	IPCXR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 9, 2025, there were 26,040,000 Class A ordinary shares, $0.0001 par value per share and 8,433,333 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. III

FORM 10-Q

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2025 and for the Period from January 31, 2024 (Inception) through March 31, 2024	2
Unaudited Condensed Statements of Changes in Shareholder’s Deficit for the Three Months Ended March 31, 2025 and for the Period from January 31, 2024 (Inception) through March 31, 2024	3
Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2025 and for the Period from January 31, 2024 (Inception) through March 31, 2024	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INFLECTION POINT ACQUISITION CORP. III

BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Prepaid Expense	$8,638	$5,532
Total current assets	8,638	5,532
Deferred offering costs	526,662	320,495
TOTAL ASSETS	$535,300	$326,027

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Accrued expenses	$113,471	$40,875
Accrued offering costs	386,689	204,608
Promissory note - related party	143,594	126,884
Total current liabilities	643,754	372,367
Deferred legal fees	32,676	14,456
TOTAL LIABILITIES	676,430	386,823

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER’S DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,433,333 shares issued and outstanding (1)(2) as of March 31, 2025 and December 31, 2024	844	844
Additional paid-in capital	24,156	24,156
Accumulated deficit	(166,130)	(85,796)
TOTAL SHAREHOLDER’S DEFICIT	(141,130)	(60,796)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$535,300	$326,027

(1)	Includes up to 1,100,000 of the founder shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (Note 5). On April 28, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 1,100,000 founder shares are no longer subject to forfeiture.

(2)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Period from January 31, 2024 (Inception) Through
	March 31,	March 31,
	2025	2024
General and administrative costs	$80,334	$5,975
Loss from operations	(80,334)	(5,975)

Net loss	$(80,334)	$(5,975)

Weighted average shares outstanding, Class B ordinary shares(1)(2)	7,333,333	7,333,333
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.00)

(1)	Excludes up to 1,100,000 of the founder shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (Note 5). On April 28, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 1,100,000 founder shares are no longer subject to forfeiture.

(2)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	8,433,333	$844	$24,156	$(85,796)	$(60,796)

Net loss	—	—	—	—	—	(80,334)	(80,334)

Balance – March 31, 2025	—	$—	8,433,333	$844	$24,156	$(166,130)	$(141,130)

FOR THE PERIOD FROM JANUARY 31, 2024 (INCEPTION) THROUGH MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 31, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares(1)(2)			8,433,333	844	24,156	—	25,000

Net loss	—	—	—	—	—	(5,975)	(5,975)

Balance – March 31, 2025	—	$—	8,433,333	$844	$24,156	$(5,975)	$19,025

(1)	Includes up to 1,100,000 of the founder shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (Note 5). On April 28, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 1,100,000 founder shares are no longer subject to forfeiture.

(2)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,	For the Period from January 31, 2024 (Inception) Through March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(80,334)	$(5,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	5,788
Formation costs paid via advance from related party	—	187
Operating costs paid via promissory note – related party	5,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,738	—
Accrued expenses	72,596	—
Net cash used in operating activities	—	—

Net Change in Cash	—	—
Cash – Beginning of period	—	—
Cash – End of period	$—	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$182,081	$—
Deferred offering costs included in deferred legal fees	$18,220	$—
Deferred offering costs paid through promissory note - related party	$5,866	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$9,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$10,212

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Inflection Point Acquisition Corp. III (the “Company”) is a special purpose acquisition company incorporated as a Cayman Islands exempted company on January 31, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination, the Company intends to capitalize on the ability of its management team to identify and combine with a business or businesses that can benefit from its management team’s established global relationships and operating experience. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from January 31, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which occurred on April 28, 2025 (described below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and the concurrent sale of the Private Placement Units (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Inflection Point Holdings III LLC (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on April 24, 2025. On April 28, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit (the “Public Units” and with respect to the ordinary shares included in the Public Units, the “Public Shares”), which includes the full exercise of the underwriters’ over-allotment option of 3,300,000 Units (see Note 3), generating gross proceeds of $253,000,000. Each Public Unit consists of one Class A ordinary share and one right to receive one-tenth of one Class A ordinary share (the “Public Rights”) upon the consummation of an initial business combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 740,000 units (the “Private Placement Units” and together with the Public Units, the “Units”), to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters (“Cantor”), at a price of $10.00 per unit, or $7,400,000 in the aggregate. Of the 740,000 Private Placement Units, the Sponsor purchased 500,000 Private Placement Units and Cantor purchased 240,000 Private Placement Units.

Transaction costs amounted to $17,305,941, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee, and $860,941 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more Business Combinations having an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering on April 28, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in the trust account (the “Trust Account”) and will be initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund our working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years), and/or to pay for our taxes (any withdrawals to pay for our taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on us, if any) shall not be subject to the $250,000 annual limitation described in the foregoing)) (such withdrawals, “Permitted Withdrawals”).

The Public Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the Company’s ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), the Private Placement Shares (as defined in Note 4) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination (subject to applicable law). Cantor has agreed to vote its Private Placement Shares in favor of approving a Business Combination and to waive its redemption rights with respect to such shares in connection with a shareholder vote to approve a Business Combination (subject to applicable law). Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the then-outstanding Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Private Placement Shares (as defined in Note 4) and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Units if the Company fails to complete a Business Combination.

The Company will have until the date that is (i) 24 months from the closing of the Initial Public Offering or such earlier liquidation date as the board of directors may approve or (ii) such later date approved by the holders of the Company’s ordinary shares pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (such date, the “Completion Window”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Completion Window, the Company will as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released as Permitted Withdrawals (less taxes paid or payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Units if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per share ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes paid or payable. This liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 25, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 5, 2025. The interim results for the period from January 31, 2025 through March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of March 31, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the condensed balance sheet date that were directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares will be charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Rights (defined in Note 4) will be charged to shareholder’s deficit, as the Rights, after management’s evaluation, will be accounted for under equity treatment. Had the Initial Public Offering proved to be unsuccessful, these deferred costs, as well as additional expenses incurred, would have been charged to operations.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,100,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 6). At March 31, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On April 28, 2025, the Company consummated the Initial Public Offering including the full exercise of the underwriter’s over-allotment option.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Share Rights

The Company accounted for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Share-based compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Probability Weighted Expected Return Method (“PWERM Model”). Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses will be included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

Recently Issued Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering on April 28, 2025, the Company sold 25,300,000 Public Units, which includes the full exercise of the underwriters’ over-allotment option in the amount of 3,300,000 Public Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Class A ordinary share and one Public Right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 740,000 Private Placement Units at a price of $10.00 per Private Placement Units, for an aggregate purchase price of $7,400,000. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”), and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (the “Private Placement Rights” and together with the Public Rights, the “Rights”). Of those 740,000 Private Placement Units, the Sponsor purchased 500,000 Private Placement Units and Cantor. purchased 240,000 Private Placement Units. A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, for so long as the Private Placement Units are held by the Sponsor, Cantor, or their permitted transferees, the Private Placement Units (i) may not (including the Private Placement Shares, Private Placement Rights and Class A ordinary shares underlying the Private Placement Rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (ii) each Private Placement Share included in each Private Placement Unit will not have any redemption rights or be entitled to liquidating distributions from the Trust Account, (iii) the Private Placement Units (including the Private Placement Shares, Private Placement Rights and Class A ordinary shares underlying the Private Placement Rights) will be entitled to registration rights, (iv) each holder of Private Placement Shares agreed to vote any Private Placement Shares in favor of a proposed initial Business Combination if the Company seeks shareholder approval for such Business Combination and in favor of any proposals recommended by the Company’s board of directors in connection with such Business Combination, and (v) with respect to Private Placement Rights held by Cantor. and/or its designees, will not be convertible more than five years from the commencement of sales in this offering in accordance with FINRA Rule 5110(g)(8). The Private Placement Units may be worthless if the Company does not complete an initial Business Combination.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 5, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in exchange for 5,750,000 Class B ordinary shares (the “Founder Shares”). Subsequently on October 10, 2024, the Company effected a share capitalization of 1,916,667 Class B ordinary shares, as a result of which the Sponsor owned 7,666,667 Founder Shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 Founder Shares for which it paid approximately $0.003 per share. The share capitalizations are disclosed as retroactive adjustments. The Founder Shares include an aggregate of up to 1,100,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares collectively represents 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (excluding the Private Placement Units). As a result of the full exercise of the over-allotment option by the underwriter, the 1,100,000 Founder Shares are no longer subject to forfeiture.

In April 2025, the Sponsor sold membership interests equivalent to an aggregate of 340,000 Class B ordinary shares to four independent director nominees for approximately $0.003 per share. The sale of the Founders Shares to the Company’s independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 340,000 shares granted to the Company’s independent directors was $775,892 or $2.29 per share. Also, in April 2025, the Sponsor sold membership interests equivalent to an aggregate of 791,382 Class B ordinary shares to two officers for approximately $0.003 per share. The fair value of the 791,382 shares granted to the Company’s officers was $1,805,962 or $2.29 per share. Such amount will be recorded as compensation expense on April 2, 2025, the date the shares were granted, as there are no service restrictions. The valuation was derived using PWERM model in which the expected share price at the initial Business Combination close is $9.709, the likelihood of the Initial Public Offering was 80%, the likelihood of a Business Combination was 30% and the applied Discount for Lack of Marketability (DLOM) was 1.8%.

The Sponsor has agreed not to transfer, assign or sell any of the founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) 180 days after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On October 10, 2024, an affiliate of the Sponsor, Inflection Point Fund I, LP, had agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company repaid $184,282 at the closing of the Initial Public Offering. As of March 31, 2025 and December 31, 2024, the Company had $143,594 and $126,884 outstanding under the promissory note, respectively. The Company repaid $184,282 at the closing of the Initial Public Offering on April 28, 2025. As of April 28, 2025, the Company had $187 outstanding under the promissory note. Borrowings under the note are no longer available.

Services and Indemnification Agreement

Commencing on the date the securities of the Company are first listed on Nasdaq, April 25, 2025, the Company will pay an aggregate of $29,166.66 per month to Inflection Point Asset Management LLC (“IPAM”), an affiliate of the Sponsor and executive officers, for the services of Kevin Shannon, Chief Operating Officer and for office space and administrative services provided to members of our management team. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company, pursuant to the services and indemnification agreement with the Sponsor, IPAM and Kevin Shannon relating to the monthly payment for the services of Kevin Shannon, Chief Operating Officer and for office space and administrative services provided to members of our management team, the Company agreed that it will indemnify the Sponsor and IPAM from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or IPAM alleging any expressed or implied management or endorsement by the Sponsor and/or IPAM of any of the Company’s activities or any express or implied association between the Sponsor and/or IPAM, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts and funds received from permitted withdrawals but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into additional Private Placement Units at a price of $10.00 per Unit at the option of the lender. As of March 31, 2025 and December 31, 2024 no such loans were outstanding.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Units (including any Private Placement Shares, Private Placement Rights and any Class A ordinary shares underlying the Private Placement Rights) and Private Placement Units (including any Private Placement Shares, Private Placement Rights and any Class A ordinary shares underlying the private placement rights) that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of the Initial Public Offering requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 units to cover over-allotments, if any. On April 28, 2025, the underwriter fully exercised its over-allotment option. The underwriters were entitled to a cash underwriting discount of $0.20 per unit, or $4,400,000 in the aggregate (including those sold pursuant to the underwriters’ option to purchase additional units), which was paid upon closing of the Initial Public Offering.

In addition, the underwriters are entitled to a deferred fee of $0.45 per unit on units other than those sold pursuant to the underwriters’ option to purchase additional units and $0.65 per unit on units sold pursuant to the underwriters’ option to purchase additional units, or $12,045,000 in the aggregate due to the full exercise of the underwriters’ over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company had a total of $32,676 and $14,456 of deferred legal fees to be paid to the Company’s Cayman legal advisors upon the consummation of the Business Combination, which is classified as non-current liability in the accompanying balance sheets as of March 31, 2025 and December 31, 2024, respectively.

NOTE 7. STOCKHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 8,433,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). As a result of the full exercise of the over-allotment option by the underwriter on April 28, 2025, the 1,100,000 Founder Shares are no longer subject to forfeiture

Prior to the closing of the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of the Company’s shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the completion of a Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 25% of the sum of (i) the total number of Class A ordinary shares outstanding (excluding the Private Placement Units and the ordinary shares underlying the rights and after giving effect to any redemptions of Public Shares by public shareholders) after such conversion plus (ii) the sum of the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each Right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes paid or payable and up to $100,000 of interest to pay liquidation expenses), holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statement of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	For the Three Months Ended March 31,	For the Period from January 31, 2024 (Inception) Through March 31,
	2025	2024
General and administrative expenses	$80,334	$5,975

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 28, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which includes the full exercise of the underwriters’ over-allotment option, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 740,000 Private Placement Units to the Sponsor and Cantor, at a price of $10.00 per unit, generating gross proceeds of $7,400,000.

On April 28, 2025, in connection with the Initial Public Offering, the underwriter was paid a cash underwriting discount of $4,400,000. In addition, the underwriter will be entitled to a deferred fee of $0.45 per unit on units other than those sold pursuant to the underwriter’s’ option to purchase additional units and $0.65 per unit on units sold pursuant to the underwriter’s option to purchase additional units, or $12,045,000 in the aggregate due to the full exercise of the underwriters’ over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On April 28, 2025, at the closing of the Initial Public Offering, the Company repaid the $184,282 outstanding under the Promissory Note. Borrowings under the Note are no longer available.

The Company entered into an agreement, commencing on April 25, 2025, to pay a for services of Kevin Shannon, the Chief Operating Officer, and for office and administrative services of $29,166.66 to IPAM, until the earlier of an initial Business Combination or liquidation of the Company. In addition, the Company, pursuant to the services and indemnification agreement with the Sponsor, IPAM and Kevin Shannon relating to the monthly payment for the services of Kevin Shannon, Chief Operating Officer and for office space and administrative services provided to members of our management team, agreed that it will indemnify the Sponsor and IPAM from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or IPAM alleging any expressed or implied management or endorsement by the Sponsor and/or IPAM of any of the Company’s activities or any express or implied association between the Sponsor and/or IPAM, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.

In April 2025, the Sponsor sold membership interests equivalent to an aggregate of 340,000 Class B ordinary shares to four independent director nominees for approximately $0.003 per share. Also, in April 2025, the Sponsor sold membership interests equivalent to an aggregate of 791,382 Class B ordinary shares to two officers for approximately $0.003 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Inflection Point Acquisition Corp. III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Inflection Point Holdings III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of any Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of any Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Risk Factors section of this Quarterly Report below. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 31, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 31, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Following our Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $80,334, which consisted of general and administrative costs.

For the period from January 31, 2024 (Inception) through March 31, 2024, we had a net loss of $5,975, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from an affiliate of the Sponsor, Inflection Point Fund I, LP.

Subsequent to the end of the quarterly period covered by this Quarterly Report, on April 28, 2025, we consummated the Initial Public Offering of 25,300,000 units at $10.00 per Units generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 740,000 Private Placement Units at a price of $10.00 per unit in a private placement to the Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $7,400,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $253,000,000 was placed in the Trust Account. We incurred $17,305,941, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee, and $860,941 of other offering costs.

For the three months ended March 31, 2025, cash used by operating activities was $0. Net loss of $80,334 was affected by changes in operating assets and liabilities provided $75,334 of cash for operating activities and payment of operating costs via promissory note – related party of $5,000.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. We may withdraw interest or dividends earned on the funds held in the Trust Account for permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account plus permitted withdrawals primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into additional Private Placement Units at a price of $10.00 per Unit at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business that are payable prior to the closing of a Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $29,166.66 per month to Inflection Point Asset Management LLC (“IPAM”), an affiliate of the Sponsor and our executive officers, for the services of Kevin Shannon, Chief Operating Officer and for office space and administrative services provided to members of our management team. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to a deferred fee of $0.45 per unit on units other than those sold pursuant to the underwriters’ option to purchase additional units and $0.65 per unit on units sold pursuant to the underwriters’ option to purchase additional units, or $12,045,000 in the aggregate due to the full exercise of the underwriters’ over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on April 25, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as described below, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, but we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by a new U.S. presidential administration and accompanying regulatory activities and economic policies and events related thereto, ongoing military conflicts and geopolitical instability and inflation and interest rates.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result international trade disputes and ongoing military disputes and related geopolitical uncertainty. International trade disputes, including threatened or implemented tariffs by the Trump administration and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact the business of any target business with which we seek to complete an initial business combination (collectively, a “Target”). Trade disputes could also adversely impact supply chains which could now or in the future increase costs for a Target or delay delivery of key inventories and supplies. Trade disputes can also be highly disruptive to global financial markets. The length and impact of the ongoing trade disputes and military conflicts are highly unpredictable. We are continuing to monitor the trade disputes, inflation, interest rates and the military conflicts and the impacts to global capital markets, to the business of potential Target, and to our ability to complete our initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2025, we consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Units generating gross proceeds of $253,000,000. Cantor acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-283427). The Securities and Exchange Commission declared the registration statements effective on April 24, 2025. Each Public Unit consists of one Public Share and one Public Right to receive one-tenth of one Class A ordinary share upon consummation of our initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 740,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and Cantor, generating gross proceeds of $7,400,000. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right to receive one-tenth of one Class A ordinary share upon consummation of our initial Business Combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Transaction costs amounted to $17,305,941, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee, and $860,941 of other offering costs.

After deducting the underwriting fees (excluding the deferred portion of $12,045,000, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the Initial Public Offering and the private placement was $255,139,059,  of which $253,000,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. III

Date: June 9, 2025	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 9, 2025	By:	/s/ Peter Ondishin
	Name:	Peter Ondishin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)