Form 10-Q
period 2025-06-30
Inflection Point Acquisition Corp. III
filed 2025-08-14
CIK 2012318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42614

INFLECTION POINT ACQUISITION CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

167 Madison Avenue Suite 20 #1017 New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 476-6908

(Registrant’s telephone number, including area code)

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2025, there were 26,040,000 Class A ordinary shares, $0.0001 par value per share and 8,433,333 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025, and for the Three Months Ended June 30, 2024 and for the Period from January 31, 2024 (Inception) through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit f for the Three and Six Months Ended June 30, 2025, and for the Three Months Ended June 30, 2024 and for the Period from January 31, 2024 (Inception) through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for Period from January 31, 2024 (Inception) through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$1,509,466	$—
Other receivable	873,954	—
Prepaid expenses and other current assets	251,760	5,532
Total Current Assets	2,635,180	5,532

Deferred offering costs	—	320,495
Long-term prepaid insurance	137,385	—
Cash and marketable securities held in Trust Account	253,957,808	—
TOTAL ASSETS	$256,730,373	$326,027

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$171,689	$40,875
Accrued offering costs	80,000	204,608
Promissory note – related party	187	126,884
Total current liabilities	251,876	372,367
Deferred legal fees	116,097	14,456
Deferred underwriting fee payable	12,045,000	—
TOTAL LIABILITIES	12,412,973	386,823

Commitments

Class A ordinary shares subject to possible redemption, 25,300,000 and no shares at a redemption value of $10.06 and $0 per share as of June 30, 2025 and December 31, 2024, respectively	254,581,762	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 740,000 shares and no shares issued and outstanding, excluding 25,300,000 and no shares subject to possible redemption at June 30, 2025 and December 31, 2024, respectively (1)	74	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,433,333 shares issued and outstanding at June 30, 2025 and December 31, 2024(1)	844	844
Additional paid-in capital	—	24,156
Accumulated deficit	(10,265,280)	(85,796)
Total Shareholders’ Deficit	(10,264,362)	(60,796)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$256,730,373	$326,027

(1)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	For the Period from January 31, 2024 (inception) through June 30, 2024
Formation and operating costs	$467,291	$—	$547,625	$5,975
Loss from operations	(467,291)	—	(547,625)	(5,975)

OTHER EXPENSE
Compensation expense	(2,581,854)	—	(2,581,854)	—
Dividend earned on marketable securities held in Trust Account	1,831,762	—	1,831,762	—
Total other expense	(750,092)	—	(750,092)	—

NET LOSS	$(1,217,383)	$—	$(1,297,717)	$(5,975)

Weighted average shares outstanding, Redeemable shares	17,515,385	—	8,855,000	—
Basic and diluted net income per share, Redeemable shares	$0.45	$—	$1.37	$—
Weighted average shares outstanding, Non-redeemable shares(1)	8,945,641	8,433,333	8,692,333	8,433,333
Basic and diluted net loss per share, Non-redeemable shares	$(1.02)	$0.00	$(1.54)	$(0.00)

(1)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	8,433,333	$844	$24,156	$(85,796)	$(60,796)

Net loss	—	—	—	—	—	(80,334)	(80,334)

Balance – March 31, 2025	—	$—	8,433,333	$844	$24,156	$(166,130)	$(141,130)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(16,847,951)	(8,881,767)	(25,729,718)

Sale of 740,000 Private Placement Units	740,000	74	—	—	7,399,926	—	7,400,000

Fair value of rights included in Public units	—	—	—	—	7,369,890	—	7,369,890

Allocated value of transaction costs to Class A shares	—	—	—	—	(527,875)	—	(527,875)

Share based compensation	—	—	—	—	2,581,854	—	2,581,854

Net loss	—	—	—	—	—	(1,217,383)	(1,217,383)

Balance – June 30, 2025	740,000	$74	8,433,333	$844	$—	$(10,265,280)	$(10,264,362)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND

FOR THE PERIOD FROM JANUARY 31, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 31, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares(1)			8,433,333	844	24,156	—	25,000

Net loss	—	—	—	—	—	(5,975)	(5,975)

Balance – March 31, 2024	—	$—	8,433,333	$844	$24,156	$(5,975)	$19,025

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2024	—	$—	8,433,333	$844	$24,156	$(5,975)	$19,025

(1)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from January 31, 2024 (Inception) Through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,297,717)	$(5,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on marketable securities held in Trust Account	(1,831,762)	—
Compensation expense	2,581,854	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares		5,788
Formation costs paid via advance from related party		187
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(240,384)	—
Long Term prepaid insurance	(137,385)	—
Accrued expenses	130,814	—
Deferred legal fee	66,652	—
Net cash used in operating activities	(727,928)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)	—
Net cash used in investing activities	(253,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,600,000	—
Proceeds from sale of Private Placement Units	7,400,000	—
Proceeds from promissory note – related party	45,875	—
Repayment of promissory note – related party	(184,282)	—
Payment of offering costs	(624,199)	—
Net cash provided by financing activities	255,237,394	—

Net Change in Cash	1,509,466	—
Cash – Beginning of period	—	—
Cash – End of period	$1,509,466	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$112,899	$—
Deferred offering costs paid through promissory note – related party	$5,866	$—
Prepaid services contributed by Sponsor through promissory note - related party	$5,844	$—
Accretion of Class A ordinary shares to redemption value	$25,729,718	$—
Deferred underwriting fee payable	$12,045,000	$—
Deferred legal fee payable in offering costs	$34,989	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$9,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$10,212

The accompanying notes are an integral part of the unaudited condensed financial statements.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from January 31, 2024 (inception) through June 30, 2025, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which occurred on April 28, 2025 (as described below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and the concurrent sale of the Private Placement Units (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Inflection Point Holdings III LLC (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on April 24, 2025. On April 28, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit (the “Public Units” and with respect to the ordinary shares included in the Public Units, the “Public Shares”), which includes the full exercise of the underwriters’ over-allotment option of 3,300,000 Units (see Note 3), generating gross proceeds of $253,000,000. Each Public Unit consists of one Class A ordinary share and one right (the “Public Rights”) to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more Business Combinations having an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering on April 28, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in the trust account (“Trust Account”) and will be initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash and cash equivalents of $1,509,466. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

 In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units at a price of $10.00 per Unit at the option of the lender. As of June 30, 2025, no such Working Capital Loans were outstanding.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to its Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its Public Shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 25, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 5, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,509,466 and $0 and did not have any cash equivalents as of June 30, 2025, and December 31, 2024.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2025, the assets held in the Trust Account of $253,957,808 were held in money market funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2025 and December 31, 2024, there was $1,259,466 and $0 that exceeded the Federal Deposit Insurance Corporation coverage limit of $250,000.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the rights and Private Placement Units were charged to shareholder’s deficit as the rights and Private Placement Units, were accounted for under equity treatment based on the equity classification of the underlying financial instruments.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company's obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Rights	(7,369,890)
Class A ordinary shares issuance cost	(16,778,066)
Plus:
Accretion of carrying value to redemption value	25,729,718
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$254,581,762

Share-based compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Probability Weighted Expected Return Method (“PWERM Model”). Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

Net Income (Loss) per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the rights issued in connection with the Initial Public Offering and rights issued as components of the Private Placement Units (the “Private Placement Rights” and together with the Public Rights, the “Rights”) since the exercise of the Rights are contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive.

The Company’s unaudited consolidated statements of operations include a presentation of income (loss) per share for ordinary shares in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the net (loss) income allocable to redeemable ordinary shares subject to possible redemption, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing net (loss) income allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	For the Period from January 31, 2024 (inception) through June 30, 2024

Net loss	$(1,217,383)	$—	$(1,297,717)	$(5,975)
Accretion of temporary equity to redemption value	(24,147,956)	—	(24,147,956)	—
Permitted withdrawal from Trust account for working capital purposes	250,000	—	250,000	—
Dividend income from Trust account	(1,831,762)	—	(1,831,762)	—
Net loss including accretion of temporary equity to redemption value	$(26,947,101)	$—	$(27,027,435)	$(5,975)

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	For the Period from January 31, 2024 (inception) through June 30, 2024
Redeemable shares
Numerator:
Allocation of net loss	$(17,837,133)	$—	$(13,638,992)	$(5,975)
Accretion of temporary equity to redemption value	24,147,956	—	24,147,956	—
Permitted withdrawal from Trust account for working capital purposes	(250,000)	—	(250,000)	—
Dividend income from Trust account	1,831,762	—	1,831,762	—
Net income (loss)	$7,892,585	$—	$12,090,726	$(5,975)
Denominator:
Weighted average number of Redeemable shares	17,515,385	—	8,855,000	—
Basic and diluted net income (loss) per Redeemable share	$0.45	$—	$1.37	$—

Non-redeemable shares
Numerator:
Allocation of net loss	$(9,109,968)	$—	$(13,388,443)	$(5,975)
Denominator:
Weighted average number of Non-redeemable shares	8,945,641	8,433,333	8,692,333	8,433,333
Basic and diluted net loss per Non-redeemable share	$(1.02)	$0.00	$(1.54)	$(0.00)

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering on April 28, 2025, the Company sold 25,300,000 Public Units, which includes the full exercise of the underwriters’ over-allotment option in the amount of 3,300,000 Public Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of a Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 740,000 Private Placement Units at a price of $10.00 per Private Placement Units, for an aggregate purchase price of $7,400,000. Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”), and one Private Placement Right. Of those 740,000 Private Placement Units, the Sponsor purchased 500,000 Private Placement Units and Cantor purchased 240,000 Private Placement Units. A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, for so long as the Private Placement Units are held by the Sponsor, Cantor. or their permitted transferees, the Private Placement Units (i) may not (including the Private Placement Shares, Private Placement Rights and Class A ordinary shares underlying the Private Placement Rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (ii) each Private Placement Share included in each Private Placement Unit will not have any redemption rights or be entitled to liquidating distributions from the Trust Account, (iii) the Private Placement Units (including the Private Placement Shares, Private Placement Rights and Class A ordinary shares underlying the Private Placement Rights) will be entitled to registration rights, (iv) each holder of Private Placement Shares will agree to vote any Private Placement Shares in favor of a proposed initial Business Combination if the Company seeks shareholder approval for such Business Combination and in favor of any proposals recommended by the Company’s board of directors in connection with such Business Combination, and (v) with respect to Private Placement Rights held by Cantor. and/or its designees, will not be convertible more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8). The Private Placement Units may be worthless if the Company does not complete an initial Business Combination.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

In April 2025, the Sponsor sold membership interests equivalent to an aggregate of 340,000 Class B ordinary shares to four independent director nominees for approximately $0.003 per share. The sale of the Founders Shares to the Company’s independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 340,000 shares granted to the Company’s independent directors was $775,892 or approximately $2.29 per share. Also, in April 2025, the Sponsor sold membership interests equivalent to an aggregate of 791,382 Class B ordinary shares to three officers for approximately $0.003 per share. The fair value of the 791,382 shares granted to the Company’s officers was $1,805,962 or approximately $2.29 per share. Such amount has been recorded as compensation expense on April 2, 2025, the date the shares were granted, as there are no service restrictions. The valuation was derived using PWERM model in which the expected share price at the initial Business Combination close is $9.709, the likelihood of the Initial Public Offering was 80%, the likelihood of a Business Combination was 30% and the applied Discount for Lack of Marketability (DLOM) was 1.8%.

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

Promissory Note — Related Party

On October 10, 2024, an affiliate of the Sponsor, Inflection Point Fund I, LP, had agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company repaid $184,282 at the closing of the Initial Public Offering. As of June 30, 2025, the Company had $187 outstanding under the promissory note. Borrowings under the note are no longer available.

Services and Indemnification Agreement

Commencing on the date the securities of the Company are first listed on Nasdaq, April 25, 2025, the Company will pay an aggregate of $29,167 per month to Inflection Point Asset Management LLC (“IPAM”), an affiliate of the Sponsor and executive officers, for the services of Kevin Shannon, Chief Operating Officer and for office space and administrative services provided to members of our management team. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company, pursuant to the services and indemnification agreement with the Sponsor, IPAM and Kevin Shannon relating to the monthly payment for the services of Kevin Shannon, Chief Operating Officer and for office space and administrative services provided to members of our management team, agreed that it will indemnify the Sponsor and IPAM from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor and/or IPAM alleging any expressed or implied management or endorsement by the Sponsor and/or IPAM of any of the Company’s activities or any express or implied association between the Sponsor and/or IPAM, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.

For the three and six months ended June 30, 2025, we incurred and paid $64,167 of fees for these services.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts and funds received from permitted withdrawals but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into additional Private Placement Units at a price of $10.00 per Unit at the option of the lender. As of June 30, 2025 and December 31, 2024, no such loans were outstanding.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Units (including any Private Placement Shares, Private Placement Rights and any Class A ordinary shares underlying the Private Placement Rights) and any additional Private Placement Units that may be issued upon conversion of the Working Capital Loans (including any Private Placement Shares, Private Placement Rights and any Class A ordinary shares underlying the Private Placement Rights) are entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of the Initial Public Offering requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 units to cover over-allotments, if any. On April 28, 2025, the underwriter fully exercised its over-allotment option. The underwriters were entitled to a cash underwriting discount of $0.20 per unit, or $4,400,000 in the aggregate (whether or not the underwriters’ option to purchase additional units was exercised), which was paid upon closing of the Initial Public Offering.

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

Deferred Legal Fees

As of June 30, 2025, and December 31,2024, the Company had a total of $116,097 and $14,456 of deferred legal fees to be paid to the Company’s Cayman legal advisors upon the consummation of the Business Combination, which is classified as non-current liability in the accompanying balance sheet as of June 30, 2025, and December 31,2024, respectively.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2025, there were 740,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption. At December 31, 2024, there were no shares issued and outstanding.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2025 and December 31, 2024, there were 8,433,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). As a result of the full exercise of the over-allotment option by the underwriter, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one Class A ordinary share underlying each Right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

April 28, 2025
Trade price of Unit	$10.00
Stock price	$9.709
Market adjustment(1)	30%
Fair value per share right	$0.2913

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of business combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded warrant prices to simulated model outputs.

At June 30, 2025, assets held in the Trust Account were comprised of $253,957,808 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2025, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$253,957,808

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 9. SEGMENT INFORMATION

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

June 30,
2025
Cash and marketable securities held in Trust Account	$253,957,808
Cash	$1,509,466

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	For the Period from January 31, 2024 (inception) through June 30, 2024
Formation and operating costs	$467,291	$—	$547,625	$5,975
Dividend income earned on marketable securities held in Trust Account	$1,831,762	$—	$1,831,762	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Risk Factors section of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on June 9, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 31, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 31, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $1,217,383, which consists of operating costs of $467,291 and compensation expense of $2,581,854, offset by interest income on marketable securities held in the Trust Account of $1,831,762.

For the six months ended June 30, 2025, we had a net loss of $1,297,717, which consists of operating costs of $547,625 and compensation expense of $2,581,854, offset by interest income on marketable securities held in the Trust Account of $1,831,762.

For the three months ended June 30, 2024, we had no net income or net loss.

For the period from January 31, 2024 (inception) through June 30, 2024, we had net loss of $5,975, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor and loans from an affiliate of the Sponsor, Inflection Point Fund I, LP. On April 28, 2025, we consummated the Initial Public Offering of 25,300,000 Public Units, at $10.00 per unit, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale 740,000 Private Placement Units at a price of $10.00 per unit in a private placement to the Sponsor and Cantor, generating gross proceeds of $7,400,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $253,000,000 was placed in the Trust Account. We incurred $17,305,941, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee, and $860,941 of other offering costs.

For the six months ended June 30, 2025, cash used in operating activities was $727,928. Net loss of $1,297,717 was affected by interest earned on marketable securities held in the Trust Account of $957,808 and compensation expense of $2,581,854. Changes in operating assets and liabilities used $1,054,257 of cash for operating activities.

For the period from January 31, 2024 (inception) through June 30, 2024, cash used in operating activities was $0.

As of June 30, 2025, we had marketable securities held in the Trust Account of $253,957,808. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. We may withdraw interest or dividends earned on the funds held in the Trust Account for Permitted Withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $1,509,466. We intend to use the funds held outside the Trust Account plus permitted withdrawals primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into additional Private Placement Units at a price of $10.00 per Unit at the option of the lender. The units would be identical to the Private Placement Units.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $29,166.66 per month to Inflection Point Asset Management LLC (“IPAM”), an affiliate of the Sponsor and our executive officers, a monthly fee of $29,166.66 for the services of Kevin Shannon, Chief Operating Officer and for office space and administrative services provided to members of our management team. We began incurring these fees on April 25, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Income (Loss) per Share

The Company’s unaudited consolidated statements of operations include a presentation of income (loss) per share for ordinary shares outstanding in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the net income (loss) allocable to redeemable ordinary shares subject to possible redemption, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing net income (loss) allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods.

Share-based compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Probability Weighted Expected Return Method (“PWERM Model”). Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

Class A Shares Subject to Possible Redemption

We account for our Public Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Public Shares subject to possible redemption are classified as a liability instrument and are measured at fair value. Our Public Shares subject to possible redemption feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Public Shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions (together, the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on April 25, 2025 as supplemented by our Quarterly Report for the quarter ended March 31, 2025 filed with the SEC on June 9, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC as supplemented by our Quarterly Report for the quarter ended March 31, 2025 filed with the SEC on June 9, 2025, but we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 24, 2025, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42614) filed with the SEC on April 29, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42614) filed with the SEC on April 29, 2025).
4.1	Rights Agreement, dated April 24, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42614) filed with the SEC on April 29, 2025).
10.1	Letter Agreement, dated April 24, 2025, by and among the Company, its executive officers, its directors, the Representative, and Inflection Point Holdings III LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42614) filed with the SEC on April 29, 2025).
10.2	Investment Management Trust Agreement, dated April 24, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42614) filed with the SEC on April 29, 2025).
10.3	Registration Rights Agreement, dated April 24, 2025, by and among the Company, Inflection Point Holdings III LLC and the holders signatory thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42614) filed with the SEC on April 29, 2025).
10.4	Private Placement Units Purchase Agreement, dated April 24, 2025, by and between the Company and Inflection Point Holdings III LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42614) filed with the SEC on April 29, 2025).
10.5	Private Placement Units Purchase Agreement, dated April 24, 2025, by and between the Company and Cantor, Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42614) filed with the SEC on April 29, 2025)
10.6	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-283427), filed by the Company on January 16, 2025).
10.7	Services and Indemnification Agreement, dated April 24, 2025, by and among the Company, Inflection Point Holdings III LLC, Inflection Point Asset Management LLC and Kevin Shannon (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42614) filed with the SEC on April 29, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. III

Date: August 14, 2025	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Peter Ondishin
	Name:	Peter Ondishin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)