Form 10-Q
period 2025-09-30
Inflection Point Acquisition Corp. III
filed 2025-11-14
CIK 2012318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 13, 2025, there were 26,040,000 Class A ordinary shares, $0.0001 par value per share and 8,433,333 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025, and for the Three Months Ended September 30, 2024 and for the Period from January 31, 2024 (Inception) through September 30, 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025, and for the Three Months Ended September 30, 2024 and for the Period from January 31, 2024 (Inception) through September 30, 2024 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from January 31, 2024 (Inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	38
Item 4. Controls and Procedures	38
Part II. Other Information	39
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	40
Item 4. Mine Safety Disclosures	40
Item 5. Other Information	40
Item 6. Exhibits	40
Part III. Signatures	41

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Condensed Consolidated Statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$1,270,446	$—
Prepaid expenses and other current assets	217,977	5,532
Total Current Assets	1,488,423	5,532

Deferred offering costs	—	320,495
Long-term prepaid insurance	95,471	—
Other receivable – dividend income	863,786	—
Cash and marketable securities held in Trust Account	256,650,172	—
TOTAL ASSETS	$259,097,852	$326,027

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$289,225	$40,875
Accrued offering costs	75,000	204,608
Advances from related party	60,307	—
Promissory note – related party	187	126,884
Total current liabilities	424,719	372,367
Deferred legal fees	2,401,554	14,456
Deferred underwriting fee payable	12,045,000	—
TOTAL LIABILITIES	14,871,273	386,823

Commitments

Class A ordinary shares subject to possible redemption, 25,300,000 and no shares at a redemption value of $10.17 and $0 per share as of September 30, 2025 and December 31, 2024, respectively	257,263,958	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 740,000 shares and no shares issued and outstanding, excluding 25,300,000 and no shares subject to possible redemption at September 30, 2025 and December 31, 2024, respectively (1)	74	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,433,333 shares issued and outstanding at September 30, 2025 and December 31, 2024(1)	844	844
Additional paid-in capital	—	24,156
Accumulated deficit	(13,038,297)	(85,796)
Total Shareholders’ Deficit	(13,037,379)	(60,796)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$259,097,852	$326,027

(1)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	For the Period from January 31, 2024 (inception) through September 30, 2024
Formation and operating costs	$2,773,017	$16,708	$3,320,642	$22,683
Loss from operations	(2,773,017)	(16,708)	(3,320,642)	(22,683)

OTHER INCOME (EXPENSE)
Compensation expense	—	—	(2,581,854)	—
Dividend earned on marketable securities held in Trust Account	2,682,196	—	4,513,958	—
Total other income, net	2,682,196	—	1,932,104	—

NET LOSS	$(90,821)	$(16,708)	$(1,388,538)	$(22,683)

Weighted average shares outstanding, Redeemable shares	25,300,000	—	14,417,279	—
Basic and diluted net income per share, Redeemable shares	$0.03	$—	$0.69	$—
Weighted average shares outstanding, Non-redeemable shares(1)	9,173,333	8,433,333	8,855,024	8,433,333
Basic and diluted net loss per share, Non-redeemable shares	$(0.08)	$(0.00)	$(1.28)	$(0.00)

(1)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	8,433,333	$844	$24,156	$(85,796)	$(60,796)

Net loss	—	—	—	—	—	(80,334)	(80,334)

Balance – March 31, 2025	—	$—	8,433,333	$844	$24,156	$(166,130)	$(141,130)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(16,847,951)	(8,881,767)	(25,729,718)

Sale of 740,000 Private Placement Units	740,000	74	—	—	7,399,926	—	7,400,000

Fair value of rights included in Public units	—	—	—	—	7,369,890	—	7,369,890

Allocated value of transaction costs to Class A shares	—	—	—	—	(527,875)	—	(527,875)

Share based compensation	—	—	—	—	2,581,854	—	2,581,854

Net loss	—	—	—	—	—	(1,217,383)	(1,217,383)

Balance – June 30, 2025	740,000	$74	8,433,333	$844	$—	$(10,265,280)	$(10,264,362)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,682,196)	(2,682,196)

Net loss	—	—	—	—	—	(90,821)	(90,821)

Balance – September 30, 2025	740,000	$74	8,433,333	$844	$—	$(13,038,297)	$(13,037,379)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM JANUARY 31, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 31, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares(1)			8,433,333	844	24,156	—	25,000

Net loss	—	—	—	—	—	(5,975)	(5,975)

Balance – March 31, 2024	—	$—	8,433,333	$844	$24,156	$(5,975)	$19,025

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2024	—	$—	8,433,333	$844	$24,156	$(5,975)	$19,025

Net loss	—	—	—	—	—	(16,708)	(16,708)

Balance – September 30, 2024	—	$—	8,433,333	$844	$24,156	$(22,683)	$2,317

(1)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from January 31, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,388,538)	$(22,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on marketable securities held in Trust Account	(4,513,958)	—
Compensation expense	2,581,854	—
Adjustment to accrued offering costs	(5,000)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	5,788
Formation costs paid via advance from related party	—	187
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(206,601)	3,404
Long Term prepaid insurance	(95,471)	—
Accrued expenses	248,350	13,304
Deferred legal fee	2,352,109	—
Net cash used in operating activities	(1,027,255)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)	—
Net cash used in investing activities	(253,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,600,000	—
Proceeds from sale of Private Placement Units	7,400,000	—
Proceeds from promissory note – related party	45,875	—
Repayment of promissory note – related party	(184,282)	—
Advances from related party	60,307	—
Payment of offering costs	(624,199)	—
Net cash provided by financing activities	255,297,701	—

Net Change in Cash	1,270,446	—
Cash – Beginning of period	—	—
Cash – End of period	$1,270,446	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$79,919
Offering costs included in deferred legal fees	$34,989	$—
Deferred offering costs paid through promissory note – related party	$5,866	$—
Prepaid services contributed by Sponsor through promissory note - related party	$5,844	$—
Accretion of Class A ordinary shares to redemption value	$28,411,914	$—
Deferred underwriting fee payable	$12,045,000	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$9,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$10,212

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Inflection Point Acquisition Corp. III (the “Company” or “Inflection Point”) is a special purpose acquisition company incorporated as a Cayman Islands exempted company on January 31, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On August 5, 2025, in connection with the Company’s Business Combination Agreement (as defined below) IPCX Merger Sub Limited, a Cayman Islands exempted company (hereinafter, “Merger Sub”), was formed and is wholly-owned subsidiary of the Company.

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from January 31, 2024 (inception) through September 30, 2025, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which occurred on April 28, 2025 (as described below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and the concurrent sale of the Private Placement Units (as defined below). The Company has selected December 31 as its fiscal year end.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion (the “Redemption Price”) of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including interest earned on the funds held in the Trust Account (net of amounts withdrawn to fund our working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years), and/or to pay for our taxes (any withdrawals to pay for our taxes (which shall exclude any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022 that is imposed on us, if any) shall not be subject to the $250,000 annual limitation described in the foregoing)) (such withdrawals, “Permitted Withdrawals”).

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Air Water Business Combination

On August 25, 2025, Inflection Point, Air Water Ventures Holdings Limited, a Cayman Islands exempted company (“Air Water”), Air Water Ventures Limited, a Cayman Islands exempted company (“PubCo”) and Merger Sub, entered into a Business Combination Agreement (the “Air Water Business Combination Agreement”).

Pursuant to terms of the Air Water Business Combination Agreement and subject to the terms and conditions set forth therein: (a) Inflection Point will be merged with and into PubCo, as a result of which the separate corporate existence of Inflection Point shall cease and PubCo shall continue as the surviving company (the “First Merger”), and (b) one business day after the First Merger, Air Water will be merged with and into Merger Sub, as a result of which the separate corporate existence of the Company shall cease and Merger Sub shall continue as the surviving company (such surviving company after such merger, “Air Water OpCo”) and a wholly owned direct subsidiary of PubCo (the “Second Merger” and, together with the First Merger, the “Mergers” and the Mergers together with the other transactions contemplated by the Business Combination Agreement, the “Air Water Business Combination”), resulting in a combined company whereby PubCo will own Air Water OpCo and substantially all of the assets and the business of the combined company will be held and operated by Air Water OpCo and its subsidiaries.

Structure and consideration

One day prior to the First Merger Effective Date (as defined below):

(i)	each then-issued and outstanding Units shall be automatically detached and separated into one Class A ordinary share and one right to receive one-tenth of one Class A ordinary share, upon the closing of Inflection Point’s initial business combination (each a “Right”);

(ii)	pursuant to Inflection Point’s Amended and Restated Memorandum and Articles of Association and the Sponsor Support Agreement (as defined below) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Inflection Point will convert automatically, on a one-for-one basis, into one Class A ordinary share of Inflection Point; and

(iii)	each Right that is then-issued and outstanding shall be automatically converted into one-tenth of one Class A ordinary share of Inflection Point (the “Rights Conversion”) (provided, that if a holder of Rights would be entitled to receive a fraction of a Class A ordinary share upon the Rights Conversion, the number of Class A ordinary shares issued to such holder upon the Rights Conversion will be rounded down to the nearest whole number of Class A ordinary shares without cash settlement for such rounded fraction).

At the effective time of the First Merger (the “First Merger Effective Time”), by virtue of the First Merger and without any action on the part of any party or the holders of securities of Inflection Point or PubCo:

(i)	each Class A ordinary share (other than any Excluded Shares, Redeeming Shares and Inflection Point Dissenting Shares, each as defined below), which is issued and outstanding immediately prior to the First Merger Effective Time, shall be converted into the right to receive one ordinary share, par value $0.0001 per share, of PubCo (each a “PubCo Ordinary Share”);

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

(ii)	each ordinary share held in treasury by Inflection Point, if any (the “Excluded Shares”), that is issued and outstanding immediately prior to the First Merger Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, without any conversion thereof and no consideration shall be paid with respect thereto;

(iii)	each Public Share validly tendered for redemption in connection with the Air Water Business Combination pursuant to the Amended and Restated Memorandum and Articles of Association (the “Redeeming Shares”) will be redeemed by Inflection Point (the “Redemption”) and each Redeeming Share shall automatically be cancelled and shall cease to exist, and each holder of such Redeeming Shares shall thereafter cease to have any rights with respect to such securities except the right to be paid the Redemption Price in accordance with the Amended and Restated Memorandum and Articles of Association;

(iv)	each ordinary share issued and outstanding immediately prior to the First Merger Effective Time and held by a shareholder who is entitled to demand and has properly exercised in writing dissenter rights in respect of such shares in accordance with Section 238 of the Companies Act (Revised) of the Cayman Islands (the “Companies Act”) and who has otherwise complied with all of the provisions of the Companies Act relevant to the exercise and perfection of dissenters’ rights (such ordinary shares being referred to collectively as the “Inflection Point Dissenting Shares” until such time as such holder fails to perfect or otherwise waives, withdraws, or loses such holder’s dissenter rights under the Companies Act with respect to such shares) shall no longer be outstanding and shall automatically be cancelled by virtue of the First Merger, and the holder of such Inflection Point Dissenting Share shall thereafter cease to have any rights with respect to such Inflection Point Dissenting Share, but instead shall be entitled to the right to be paid the fair value of such Inflection Point Dissenting Share and such other rights as are granted by Section 238 of the Companies Act; provided, however, that if, after the First Merger Effective Time, such holder fails to perfect, waives, withdraws, or loses such holder’s right to dissent pursuant to Section 238 of the Companies Act, or if a court of competent jurisdiction shall determine that such holder is not entitled to the relief provided by Section 238 of the Companies Act, such ordinary shares shall cease to be Inflection Point Dissenting Shares and shall be treated as if they had been converted as of the First Merger Effective Time into the right to receive the consideration provided by clause (i) above without interest thereon; and

(v)	each PubCo Ordinary Share that is issued and outstanding immediately prior to the First Merger Effective Time (excluding, for the avoidance of doubt, any PubCo Ordinary Shares issued at the First Merger Effective Time in connection with the First Merger) shall be irrevocably surrendered to PubCo for cancellation and for consideration equal to the subscription price (if any) that was paid for such PubCo Ordinary Share.

At the effective time of the Second Merger (the “Second Merger Effective Time”) by virtue of the Second Merger and without any action on the part of any party or the holders of securities of Air Water or PubCo:

(i)	each ordinary share of a nominal or par value of $0.01344 per share of Air Water (each an “Air Water Ordinary Share”) that is issued and outstanding immediately prior to the Second Merger Effective Time shall be converted into the right to receive a number of PubCo Ordinary Shares equal to the Exchange Ratio (as defined below);

(ii)	each series A1 redeemable preference shares of a nominal or par value of $0.0001 per share of Air Water (each an “Air Water Series A-1 Preferred Share”) and series A2 redeemable preference shares of a nominal or par value of $0.0001 per share of Air Water (each an “Air Water Series A-2 Preferred Share,” together with the Air Water Series A-1 Preferred Shares, the “Air Water Series A Preferred Shares” and together with the Air Water Ordinary Shares, the “Air Water Shares”) that is issued and outstanding immediately prior to the Second Merger Effective Time shall be converted into the right to receive a number of series A preferred shares of US $0.001 par value per share of PubCo (each a “PubCo Series A Preferred Share”) equal to (i) the aggregate Accrued Value (as defined in Air Water’s amended and restated memorandum and articles of association) attributable to such Air Water Series A Preferred Share divided by (ii) $1,000;

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

(iii)	each warrant to purchase Air Water Ordinary Shares (each an “Air Water Warrant”) that is issued and outstanding immediately prior to the Second Merger Effective Time that was issued pursuant to a Pre-Funded PIPE Subscription Agreement or PIPE Agreement (each as defined below), will be converted into the right to receive a warrant to purchase PubCo Ordinary Shares (each a “PubCo Series A Investor Warrant”) exercisable for a number of PubCo Ordinary Shares equal to (x) the number of Air Water Ordinary Shares issuable upon conversion of the holder’s Air Water Series A Preferred Shares upon a hypothetical conversion of such Air Water Series A Preferred Shares immediately prior to the Second Merger multiplied by (y) the Exchange Ratio;

(iv)	each Air Water Warrant that is issued and outstanding immediately prior to the Second Merger Effective Time which was not issued pursuant to a Pre-Funded PIPE Subscription Agreement or PIPE Agreement, will be converted into the right to receive a PubCo Series A Investor Warrant exercisable for a number of PubCo Ordinary Shares equal to the number of Air Water Ordinary Shares issuable upon a hypothetical conversion of such Air Water Warrant as of immediately prior to the Second Merger;

(v)	each restricted stock unit of Air Water (each an “Air Water RSU”) that is issued and outstanding immediately prior to the Second Merger Effective Time shall be converted into the right to receive restricted stock units subject to PubCo Ordinary Shares (each a “PubCo RSU”) on the same terms and conditions (including applicable vesting, settlement and termination provisions) as are in effect with respect to each such award of Air Water RSUs; provided, that each award of PubCo RSUs will be subject to the number of PubCo Ordinary Shares equal to the product of (x) the number of whole Air Water Ordinary Shares that were subject to such award of Air Water RSUs (with any fractional share otherwise resulting rounded down to the nearest whole share) immediately prior to the Second Merger Effective Time, multiplied by (y) the Exchange Ratio;

(vi)	each performance-based restricted stock unit granted that entitles the holder to a number of Earnout Shares (as defined below), determined based on the pro-rata portion of Earnout Shares attributable to such holder’s Air Water RSUs, subject to achievement of the applicable Triggering Event (as defined below) (each an “Air Water PSU”) that is issued and outstanding and unvested immediately prior to the Second Merger Effective Time shall be assumed and converted into the right to receive performance-based restricted stock units subject to PubCo Ordinary Shares (each a “PubCo PSU”) on the same terms and conditions (including applicable performance vesting criteria and other applicable settlement and termination provisions) as are in effect with respect to each such award of Air Water PSUs immediately prior to the Second Merger Effective Time; provided, that each award of PubCo PSUs will be subject to a number of PubCo Ordinary Shares, determined based on the pro-rata portion of Earnout Shares attributable to such holder’s Air Water RSUs, subject to achievement of the applicable Triggering Event (with any fractional share otherwise resulting rounded down to the nearest whole share); and

(vii)	each ordinary share of $1.00 par value per share of Merger Sub (each a “Merger Sub Share”) that is issued and outstanding immediately prior to the Second Merger Effective Time shall be converted into and become one validly issued, fully paid and non-assessable ordinary share of Merger Sub (as the surviving corporation of the Second Merger).

The “Exchange Ratio” will be equal to (A) the quotient of (i) $300,000,000 divided by (ii) the Redemption Price, divided by (B) the total number of Air Water Ordinary Shares (including the Air Water Ordinary Shares underlying the Air Water RSUs) issued and outstanding immediately prior to the Second Merger Effective Time.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

In addition, following the Second Merger Effective Time, Pubco will issue to certain Air Water equity holders and the holders of Air Water PSUs (the “Air Water PSU Holders”) up to 30,000,000 additional PubCo Ordinary Shares in the aggregate (the “Earnout Shares”) in four tranches of 7,500,000, respectively, upon occurrence of the following events (each a “Triggering Event”):

●	(a) with respect to any full fiscal quarter of PubCo ending on or prior to June 30, 2026, the revenue from continuing operations (excluding extraordinary gains) for such fiscal quarter exceeds $25,000,000, or (b) PubCo or any of its consolidated subsidiaries enters into a binding and definitive agreement on or prior to June 30, 2026 with the US Federal Emergency Management Agency, the US Department of War or other US federal agency or Regenerate1 LLC that provides for minimum annual and recurring Revenue of at least $100,000,000;

●	with respect to any full fiscal quarter of PubCo ending on or prior to December 31, 2026, the revenue from continuing operations (excluding extraordinary gains) for such fiscal quarter exceeds $50,000,000;

●	with respect to any full fiscal quarter of PubCo ending on or prior to December 31, 2026, the EBITDA (as defined and reported by Bloomberg L.P.) for such fiscal quarter exceeds $12,500,000; and

●	within the time period beginning on the date that is the 6-month anniversary of the Second Merger Effective Time and ending on the date that is the 18-month anniversary of the Second Merger Effective Time, the closing sale price of one PubCo Ordinary Share as reported on Nasdaq (or the exchange on which the PubCo Ordinary Shares are then listed) for a period of at least twenty (20) days out of thirty (30) consecutive trading days ending on the trading day immediately prior to the date of determination, is greater than or equal to $20.00, in each case subject to equitable adjustments for any reclassification, share split (including a reverse share split), reorganization, recapitalization, split-up, combination, exchange of shares, readjustment, or other similar transaction, or a share dividend or share distribution.

Air Water Financings

In connection with the transactions contemplated by the Air Water Business Combination Agreement, on July 25, Air Water Ventures Ltd, a company incorporated under the laws of England and Wales (“Air Water UK”) entered into a subscription agreement with IPF, pursuant to which IPF subscribed for and purchased from Air Water UK preferred shares for an aggregate of $4 million. Such preferred shares were exchange for Air Water Series A1 Preferred Shares and Air Water Warrants to purchase Air Water Ordinary Shares.

In connection with the transactions contemplated by the Air Water Business Combination Agreement, on August 25, 2025, Air Water entered into a subscription agreement (the “Pre-Funded PIPE Subscription Agreement”) with Inflection Point Fund I, LP and certain other accredited investors named therein (collectively, the “Pre-Funded PIPE Investors”). Pursuant to the Pre-Funded PIPE Subscription Agreement, the Pre-Funded PIPE Investors agreed, among other things, to subscribe for and purchase, and Air Water agreed, among other things, to issue and allot, Air Water Series A1 Preferred Shares and Air Water Warrants to purchase Air Water Ordinary Shares, for aggregate consideration of approximately $28.5 million, substantially concurrently with the execution and delivery of the Air Water Business Combination Agreement.

In addition, on August 25, 2025, Air Water entered into subscription agreements (the “Closing PIPE Subscription Agreements” and together with the Pre-Funded PIPE Subscription Agreement, the “PIPE Agreements”) pursuant to which certain accredited investors named therein (collectively, the “Closing PIPE Investors”) agreed, among other things, to subscribe for and purchase, and Air Water agreed, among other things, to issue and allot, Air Water Series A1 Preferred Shares or Air Water Series A2 Preferred Shares and Air Water Warrants, for aggregate consideration of approximately $31.0 million, immediately prior to the Second Merger Effective Time.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Closing Conditions

The obligations of Inflection Point, Air Water, PubCo and Merger Sub to consummate the Air Water Business Combination are subject to the satisfaction or waiver of customary closing conditions, including without limitation: (i) the adoption and/or approval, as applicable, by Inflection Point’s shareholders of (A) the adoption and approval of the Air Water Business Combination Agreement, the Mergers and the other transactions contemplated by the Air Water Business Combination, (B) the entry into the first plan of merger, (C) the adoption and approval of any other proposals as the SEC may indicate are necessary in its comments to the registration statement related to the Air Water Business Combination, and (D) the adoption and approval of such other matters as Air Water and Inflection Point shall hereafter mutually determine to be necessary or appropriate in order to effect the Air Water Business Combination, (ii) the approval of the holders of Air Water Shares (voting together as a single class and not as a separate series, and on an as-converted basis) of (A) the adoption and approval of the Air Water Business Combination Agreement and the Mergers, (B) the entry into the second plan of merger, and (C) the other transactions of the Air Water Business Combination, (iii) no adverse law or order that has the effect of making the transactions contemplated by the Air Water Business Combination Agreement illegal or otherwise prohibiting the consummation of such transactions, (iv) the expiration of all waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act with respect to the Business Combination, (v) approval of the listing of the PubCo Ordinary Shares on the Nasdaq Stock Market LLC, (vi) the registration statement related to the Air Water Business Combination having become effective (with no stop order having been issued by the SEC which remains in effect and no proceeding seeking such a stop order having been threatened or initiated by the SEC and not withdrawn), (vii) the accuracy of the representations and warranties and the performance of the covenants and agreements of each of the parties to the Air Water Business Combination Agreement, in each case subject to certain qualifiers, (viii) duly executed pay-off letters certifying certain indebtedness of Air Water and its subsidiaries, as specified in the Air Water Business Combination Agreement, shall have been paid off, (ix) execution and delivery of the other agreements, instruments, certificates or documents required to be executed or delivered in connection with or pursuant to the Air Water Business Combination Agreement, as applicable, (x) with respect to Inflection Point, Inflection Point shall have made all necessary and appropriate arrangements with the trustee to have all of the funds held in the Trust Account disbursed to Inflection Point in accordance with the Air Water Business Combination Agreement upon the Closing, and all such funds released from the Trust Account shall be available to PubCo, (xi) no material adverse effect with respect to either Air Water or Inflection Point shall have occurred which is continuing, and (xii) each of Air Water and Inflection Point shall have delivered a customary closing certificate.

Company Support Agreements

Concurrently with the execution of the Air Water Business Combination Agreement, Inflection Point entered into Company Support Agreements (each, a “Company Support Agreement”) with Air Water, PubCo and certain shareholders of Air Water (collectively, the “Supporting Stockholders”), pursuant to which each Supporting Stockholder has agreed to, among other things, (a) vote the Air Water Ordinary Shares held by such Supporting Stockholder (together with any other equity securities thereafter acquired by such Supporting Stockholder the “Air Water Subject Securities”) in favor of the Air Water Business Combination Agreement and the transactions contemplated thereby, (b) be bound by certain other covenants and agreements related to the Air Water Business Combination (c) be bound by certain transfer restrictions with respect to the Air Water Subject Securities and (d) waive its dissenter rights under Section 238 of the Cayman Act and any other similar statute.

Sponsor Support Agreement

In connection with the execution of the Air Water Business Combination Agreement, the Sponsor has entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Inflection Point, PubCo and Air Water, pursuant to which the Sponsor has agreed to, among other things, (a) vote the Class B ordinary shares and the Class A ordinary shares held by Sponsor (together with any other equity securities thereafter acquired by Sponsor, the “Sponsor Subject Securities”) in favor of the matters to be approved by the shareholders of Inflection Point in connection with the Air Water Business Combination at any meeting of Inflection Point shareholders to be called for approval of the Business Combination, (b) waive its anti-dilution rights in the Amended and Restated Memorandum and Articles, (c) waive its dissenter rights under Section 238 of the Cayman Act and any other similar statute, (d) be bound by certain other covenants and agreements related to the Air Water Business Combination and (e) be bound by certain transfer restrictions with respect to the Sponsor Subject Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Air Water Business Combination with respect to any Sponsor Subject Securities they may hold.

Please refer to the Company’s Form 8-K as filed on August 25, 2025 for the full text of the aforementioned agreements entered into in connection with the Air Water Business Combination Agreement.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash and cash equivalents of $1,270,446. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units at a price of $10.00 per Unit at the option of the lender. As of September 30, 2025, no such Working Capital Loans were outstanding.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 25, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 5, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IPCX Merger Sub Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,270,446 and $0 and did not have any cash equivalents as of September 30, 2025, and December 31, 2024.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2025, the assets held in the Trust Account of $256,650,172 were held in money market funds. There were no marketable securities held in the Trust Account as of December 31, 2024. As of September 30, 2025, accrued income of $863,786 on the assets held in Trust account is included in other receivable – dividend income on the Company’s condensed consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2025 and December 31, 2024, there was $1,020,466 and $0 that exceeded the Federal Deposit Insurance Corporation coverage limit of $250,000.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Rights	(7,369,890)
Class A ordinary shares issuance cost	(16,778,066)
Plus:
Accretion of carrying value to redemption value	28,411,914
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$257,263,958

Share-based compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Probability Weighted Expected Return Method. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

The Company’s unaudited condensed consolidated statements of operations include a presentation of income (loss) per share for ordinary shares in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the net (loss) income allocable to redeemable ordinary shares subject to possible redemption, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing net (loss) income allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	For the Period from January 31, 2024 (inception) through September 30, 2024

Net loss	$(90,821)	$(16,708)	$(1,388,538)	$(22,683)
Accretion of temporary equity to redemption value	—	—	(24,147,956)	—
Permitted withdrawal from Trust account for working capital purposes	—	—	250,000	—
Dividend income from Trust account	(2,682,196)	—	(4,513,958)	—
Net loss including accretion of temporary equity to redemption value	$(2,773,017)	$(16,708)	$(29,800,452)	$(22,683)

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	For the Period from January 31, 2024 (inception) through September 30, 2024
Redeemable shares
Numerator:
Allocation of net loss	$(2,035,119)	$—	$(18,461,492)	$—
Accretion of temporary equity to redemption value	—	—	24,147,956	—
Permitted withdrawal from Trust account for working capital purposes	—	—	(250,000)	—
Dividend income from Trust account	2,682,196	—	4,513,958	—
Net income (loss)	$647,077	$—	$9,950,422	$—
Denominator:
Weighted average number of Redeemable shares	25,300,000	—	14,417,279	—
Basic and diluted net income per Redeemable share	$0.03	$—	$0.69	$—

Non-redeemable shares
Numerator:
Allocation of net loss	$(737,898)	$(16,708)	$(11,338,960)	$(22,683)
Denominator:
Weighted average number of Non-redeemable shares	9,173,333	8,433,333	8,855,024	8,433,333
Basic and diluted net loss per Non-redeemable share	$(0.08)	$(0.00)	$(1.28)	$(0.00)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statement.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 5, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in exchange for 5,750,000 Founder Shares. Subsequently on October 10, 2024, the Company effected a share capitalization of 1,916,667 Class B ordinary shares, as a result of which the Sponsor owned 7,666,667 Founder Shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 Founder Shares for which it paid approximately $0.003 per share. The share capitalizations are disclosed as retroactive adjustments. The Founder Shares include an aggregate of up to 1,100,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares collectively represents 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (excluding the Private Placement Units). As a result of the full exercise of the over-allotment option by the underwriter, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Promissory Note — Related Party

On October 10, 2024, an affiliate of the Sponsor, Inflection Point Fund I, LP, had agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company repaid $184,282 at the closing of the Initial Public Offering. As of September 30, 2025, and December 31,2024, respectively, the Company had $187 and $126,884 outstanding under the promissory note. Borrowings under the note are no longer available.

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

For the three months ended September 30, 2025, we incurred and paid $87,500 of fees for these services. For the nine months ended September 30, 2025, we incurred and paid $151,667 of fees for these services.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts and funds received from permitted withdrawals but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into additional Private Placement Units at a price of $10.00 per Unit at the option of the lender. As of September 30, 2025 and December 31, 2024, no such loans were outstanding.

Advances from Related Party

As of September 30, 2025 and December 31, 2024, the Company owed related parties $60,307 and $0, respectively for expenses paid on the Company’s behalf.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Deferred Legal Fees

As of September 30, 2025, and December 31, 2024, the Company had a total of $2,401,554 and $14,456, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon the consummation of the Business Combination, which are classified as a non-current liability in the accompanying condensed consolidated balance sheets.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2025, there were 740,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption. At December 31, 2024, there were no shares issued and outstanding.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 8,433,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). As a result of the full exercise of the over-allotment option by the underwriter, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

At December 31, 2024 there were no assets held in the Trust Account. At September 30, 2025, assets held in the Trust Account were comprised of $256,650,172 in money market funds which are invested primarily in U.S. Treasury Securities. As of September 30, 2025, accrued income of $863,786 on the assets held in Trust account is included in other receivable – dividend income on the Company’s condensed consolidated balance sheets. From inception through September 30, 2025, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$256,650,172

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

September 30,
2025
Cash and marketable securities held in Trust Account	$256,650,172
Cash	$1,270,446

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	For the Period from January 31, 2024 (inception) through September 30, 2024
Formation and operating costs	$2,773,017	$16,708	$3,320,642	$22,683
Dividend income earned on marketable securities held in Trust Account	$2,682,196	$—	$4,513,958	$—

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Recent Updates

Air Water Business Combination

On August 25, 2025, Inflection Point, Air Water, PubCo and Merger Sub, entered into the Air Water Business Combination Agreement.

Pursuant to terms of the Air Water Business Combination Agreement and subject to the terms and conditions set forth therein: (a) in the First Merger, Inflection Point will be merged with and into PubCo, as a result of which the separate corporate existence of Inflection Point shall cease and PubCo shall continue as the surviving company, and (b) one business day after the First Merger, in the Second Merger, Air Water will be merged with and into Merger Sub, as a result of which the separate corporate existence of the Company shall cease and Merger Sub shall continue as the surviving company and a wholly owned direct subsidiary of PubCo, resulting in a combined company whereby PubCo will own Air Water OpCo and substantially all of the assets and the business of the combined company will be held and operated by Air Water OpCo and its subsidiaries.

Structure and consideration

One day prior to the First Merger Effective Date:

(i)	each then-issued and outstanding Units shall be automatically detached and separated into one Class A ordinary share and one Right to receive one-tenth of one Class A ordinary share, upon the closing of Inflection Point’s initial business combination;

(ii)	pursuant to Inflection Point’s Amended and Restated Memorandum and Articles of Association and the Sponsor Support Agreement each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Inflection Point will convert automatically, on a one-for-one basis, into one Class A ordinary share of Inflection Point; and

(iii)	each Right that is then-issued and outstanding shall be automatically converted into one-tenth of one Class A ordinary share of Inflection Point (provided, that if a holder of Rights would be entitled to receive a fraction of a Class A ordinary share upon the Rights Conversion, the number of Class A ordinary shares issued to such holder upon the Rights Conversion will be rounded down to the nearest whole number of Class A ordinary shares without cash settlement for such rounded fraction).

At the First Merger Effective Time, by virtue of the First Merger and without any action on the part of any party or the holders of securities of Inflection Point or PubCo:

(i)	each Class A ordinary share (other than any Excluded Shares, Redeeming Shares and Inflection Point Dissenting Shares), which is issued and outstanding immediately prior to the First Merger Effective Time, shall be converted into the right to receive one PubCo Ordinary Share;

(ii)	each Excluded Share, that is issued and outstanding immediately prior to the First Merger Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, without any conversion thereof and no consideration shall be paid with respect thereto;

(iii)	each Redeeming Share will be redeemed by Inflection Point and each Redeeming Share shall automatically be cancelled and shall cease to exist, and each holder of such Redeeming Shares shall thereafter cease to have any rights with respect to such securities except the right to be paid the Redemption Price in accordance with the Amended and Restated Memorandum and Articles of Association;

(iv)	each Inflection Point Dissenting Share shall no longer be outstanding and shall automatically be cancelled by virtue of the First Merger, and the holder of such Inflection Point Dissenting Share shall thereafter cease to have any rights with respect to such Inflection Point Dissenting Share, but instead shall be entitled to the right to be paid the fair value of such Inflection Point Dissenting Share and such other rights as are granted by Section 238 of the Companies Act; provided, however, that if, after the First Merger Effective Time, such holder fails to perfect, waives, withdraws, or loses such holder’s right to dissent pursuant to Section 238 of the Companies Act, or if a court of competent jurisdiction shall determine that such holder is not entitled to the relief provided by Section 238 of the Companies Act, such ordinary shares shall cease to be Inflection Point Dissenting Shares and shall be treated as if they had been converted as of the First Merger Effective Time into the right to receive the consideration provided by clause (i) above without interest thereon; and

(v)	each PubCo Ordinary Share that is issued and outstanding immediately prior to the First Merger Effective Time (excluding, for the avoidance of doubt, any PubCo Ordinary Shares issued at the First Merger Effective Time in connection with the First Merger) shall be irrevocably surrendered to PubCo for cancellation and for consideration equal to the subscription price (if any) that was paid for such PubCo Ordinary Share.

At the Second Merger Effective Time by virtue of the Second Merger and without any action on the part of any party or the holders of securities of Air Water or PubCo:

(i)	each Air Water Ordinary Share that is issued and outstanding immediately prior to the Second Merger Effective Time shall be converted into the right to receive a number of PubCo Ordinary Shares equal to the Exchange Ratio;

(ii)	each Air Water Series A Preferred Share that is issued and outstanding immediately prior to the Second Merger Effective Time shall be converted into the right to receive a number of PubCo Series A Preferred Shares equal to (i) the aggregate Accrued Value (as defined in Air Water’s amended and restated memorandum and articles of association) attributable to such Air Water Series A Preferred Share divided by (ii) $1,000;

(iii)	each Air Water Warrant that is issued and outstanding immediately prior to the Second Merger Effective Time that was issued pursuant to a Pre-Funded PIPE Subscription Agreement or PIPE Agreement, will be converted into the right to receive a PubCo Series A Investor Warrant exercisable for a number of PubCo Ordinary Shares equal to (x) the number of Air Water Ordinary Shares issuable upon conversion of the holder’s Air Water Series A Preferred Shares upon a hypothetical conversion of such Air Water Series A Preferred Shares immediately prior to the Second Merger multiplied by (y) the Exchange Ratio;

(iv)	each Air Water Warrant that is issued and outstanding immediately prior to the Second Merger Effective Time which was not issued pursuant to a Pre-Funded PIPE Subscription Agreement or PIPE Agreement, will be converted into the right to receive a PubCo Series A Investor Warrant exercisable for a number of PubCo Ordinary Shares equal to the number of Air Water Ordinary Shares issuable upon a hypothetical conversion of such Air Water Warrant as of immediately prior to the Second Merger;

(v)	each Air Water RSU that is issued and outstanding immediately prior to the Second Merger Effective Time shall be converted into the right to a receive PubCo RSU on the same terms and conditions (including applicable vesting, settlement and termination provisions) as are in effect with respect to each such award of Air Water RSUs; provided, that each award of PubCo RSUs will be subject to the number of PubCo Ordinary Shares equal to the product of (x) the number of whole Air Water Ordinary Shares that were subject to such award of Air Water RSUs (with any fractional share otherwise resulting rounded down to the nearest whole share) immediately prior to the Second Merger Effective Time, multiplied by (y) the Exchange Ratio;

(vi)	each Air Water PSU that is issued and outstanding and unvested immediately prior to the Second Merger Effective Time shall be assumed and converted into the right to receive a PubCo PSU on the same terms and conditions (including applicable performance vesting criteria and other applicable settlement and termination provisions) as are in effect with respect to each such award of Air Water PSUs immediately prior to the Second Merger Effective Time; provided, that each award of PubCo PSUs will be subject to a number of PubCo Ordinary Shares, determined based on the pro-rata portion of Earnout Shares attributable to such holder’s Air Water RSUs, subject to achievement of the applicable Triggering Event (with any fractional share otherwise resulting rounded down to the nearest whole share); and

(vii)	each Merger Sub Share that is issued and outstanding immediately prior to the Second Merger Effective Time shall be converted into and become one validly issued, fully paid and non-assessable ordinary share of Merger Sub (as the surviving corporation of the Second Merger).

The “Exchange Ratio” will be equal to (A) the quotient of (i) $300,000,000 divided by (ii) the Redemption Price, divided by (B) the total number of Air Water Ordinary Shares (including the Air Water Ordinary Shares underlying the Air Water RSUs) issued and outstanding immediately prior to the Second Merger Effective Time.

In addition, following the Second Merger Effective Time, Pubco will issue to certain Air Water equity holders and the Air Water PSU Holders up to 30,000,000 additional Earnout Sharesin four tranches of 7,500,000, respectively, upon the occurrence of each of the following four Triggering Events:

●	(a) with respect to any full fiscal quarter of PubCo ending on or prior to June 30, 2026, the revenue from continuing operations (excluding extraordinary gains) for such fiscal quarter exceeds $25,000,000, or (b) PubCo or any of its consolidated subsidiaries enters into a binding and definitive agreement on or prior to June 30, 2026 with the US Federal Emergency Management Agency, the US Department of War or other US federal agency or Regenerate1 LLC that provides for minimum annual and recurring Revenue of at least $100,000,000;

●	with respect to any full fiscal quarter of PubCo ending on or prior to December 31, 2026, the revenue from continuing operations (excluding extraordinary gains) for such fiscal quarter exceeds $50,000,000;

●	with respect to any full fiscal quarter of PubCo ending on or prior to December 31, 2026, the EBITDA (as defined and reported by Bloomberg L.P.) for such fiscal quarter exceeds $12,500,000; and

●	within the time period beginning on the date that is the 6-month anniversary of the Second Merger Effective Time and ending on the date that is the 18-month anniversary of the Second Merger Effective Time, the closing sale price of one PubCo Ordinary Share as reported on Nasdaq (or the exchange on which the PubCo Ordinary Shares are then listed) for a period of at least twenty (20) days out of thirty (30) consecutive trading days ending on the trading day immediately prior to the date of determination, is greater than or equal to $20.00, in each case subject to equitable adjustments for any reclassification, share split (including a reverse share split), reorganization, recapitalization, split-up, combination, exchange of shares, readjustment, or other similar transaction, or a share dividend or share distribution.

Air Water Financings

In connection with the transactions contemplated by the Air Water Business Combination Agreement, on July 25, Air Water UK entered into a subscription agreement with IPF, pursuant to which IPF subscribed for and purchased from Air Water UK preferred shares for an aggregate of $4 million. Such preferred shares were exchange for Air Water Series A1 Preferred Shares and Air Water Warrants to purchase Air Water Ordinary Shares.

In connection with the transactions contemplated by the Air Water Business Combination Agreement, on August 25, 2025, Air Water entered into the Pre-Funded PIPE Subscription Agreement with the Pre-Funded PIPE Investors. Pursuant to the Pre-Funded PIPE Subscription Agreement, the Pre-Funded PIPE Investors agreed, among other things, to subscribe for and purchase, and Air Water agreed, among other things, to issue and allot, Air Water Series A1 Preferred Shares and Air Water Warrants to purchase Air Water Ordinary Shares, for aggregate consideration of approximately $28.5 million, substantially concurrently with the execution and delivery of the Air Water Business Combination Agreement.

In addition, on August 25, 2025, Air Water entered into the Closing PIPE Subscription Agreements pursuant to which the Closing PIPE Investors agreed, among other things, to subscribe for and purchase, and Air Water agreed, among other things, to issue and allot, Air Water Series A1 Preferred Shares or Air Water Series A2 Preferred Shares and Air Water Warrants, for aggregate consideration of approximately $31.0 million, immediately prior to the Second Merger Effective Time.

Closing Conditions

The obligations of Inflection Point, Air Water, PubCo and Merger Sub to consummate the Air Water Business Combination are subject to the satisfaction or waiver of customary closing conditions, including without limitation: (i) the adoption and/or approval, as applicable, by Inflection Point’s shareholders of (A) the adoption and approval of the Air Water Business Combination Agreement, the Mergers and the other transactions contemplated by the Air Water Business Combination, (B) the entry into the first plan of merger, (C) the adoption and approval of any other proposals as the SEC may indicate are necessary in its comments to the registration statement related to the Air Water Business Combination, and D) the adoption and approval of such other matters as Air Water and Inflection Point shall hereafter mutually determine to be necessary or appropriate in order to effect the Air Water Business Combination, (ii) the approval of the holders of Air Water Shares (voting together as a single class and not as a separate series, and on an as-converted basis) of (A) the adoption and approval of the Air Water Business Combination Agreement and the Mergers, (B) the entry into the second plan of merger, and (C) the other transactions of the Air Water Business Combination, (iii) no adverse law or order that has the effect of making the transactions contemplated by the Air Water Business Combination Agreement illegal or otherwise prohibiting the consummation of such transactions, (iv) the expiration of all waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act with respect to the Business Combination, (v) approval of the listing of the PubCo Ordinary Shares on the Nasdaq Stock Market LLC, (vi) the registration statement related to the Air Water Business Combination having become effective (with no stop order having been issued by the SEC which remains in effect and no proceeding seeking such a stop order having been threatened or initiated by the SEC and not withdrawn), (vii) the accuracy of the representations and warranties and the performance of the covenants and agreements of each of the parties to the Air Water Business Combination Agreement, in each case subject to certain qualifiers, (viii) duly executed pay-off letters certifying certain indebtedness of Air Water and its subsidiaries, as specified in the Air Water Business Combination Agreement, shall have been paid off, (ix) execution and delivery of the other agreements, instruments, certificates or documents required to be executed or delivered in connection with or pursuant to the Air Water Business Combination Agreement, as applicable, (x) with respect to Inflection Point, Inflection Point shall have made all necessary and appropriate arrangements with the trustee to have all of the funds held in the Trust Account disbursed to Inflection Point in accordance with the Air Water Business Combination Agreement upon the Closing, and all such funds released from the Trust Account shall be available to PubCo, (xi) no material adverse effect with respect to either Air Water or Inflection Point shall have occurred which is continuing and (xii) each of Air Water and Inflection Point shall have delivered a customary closing certificate.

Company Support Agreement

Concurrently with the execution of the Air Water Business Combination Agreement, Inflection Point entered into Company Support Agreements with Air Water, PubCo and the Supporting Stockholders, pursuant to which each Supporting Stockholder has agreed to, among other things, (a) vote the Air Water Subject Securities in favor of the Air Water Business Combination Agreement and the transactions contemplated thereby, (b) be bound by certain other covenants and agreements related to the Air Water Business Combination (c) be bound by certain transfer restrictions with respect to the Air Water Subject Securities and (d) waive its dissenter rights under Section 238 of the Cayman Act and any other similar statute.

Sponsor Support Agreement

In connection with the execution of the Air Water Business Combination Agreement, the Sponsor has entered into the Sponsor Support Agreement with Inflection Point, PubCo and Air Water, pursuant to which the Sponsor has agreed to, among other things, (a) vote the Sponsor Subject Securities in favor of the matters to be approved by the shareholders of Inflection Point in connection with the Air Water Business Combination at any meeting of Inflection Point shareholders to be called for approval of the Business Combination, (b) waive its anti-dilution rights in the Amended and Restated Memorandum and Articles, (c) waive its dissenter rights under Section 238 of the Cayman Act and any other similar statute, (d) be bound by certain other covenants and agreements related to the Air Water Business Combination and (e) be bound by certain transfer restrictions with respect to the Sponsor Subject Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Air Water Business Combination with respect to any Sponsor Subject Securities they may hold.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 31, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $90,821, which consists of operating costs of $2,773,017, offset by interest income on marketable securities held in the Trust Account of $2,682,196.

For the nine months ended September 30, 2025, we had a net loss of $1,388,538, which consists of operating costs of $3,320,642 and compensation expense of $2,581,854, offset by interest income on marketable securities held in the Trust Account of $4,513,958.

For the three months ended September 30, 2024, we had net loss of $16,708, which consisted of formation and operating costs.

For the period from January 31, 2024 (inception) through September 30, 2024, we had net loss of $22,683, which consisted of formation and operating costs.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $253,000,000 was placed in the Trust Account. We incurred transaction costs of $17,305,941, consisting of $4,400,000 of cash underwriting fee, $12,045,000 of deferred underwriting fee, and $860,941 of other offering costs.

For the nine months ended September 30, 2025, cash used in operating activities was $1,027,255. Net loss of $1,388,538 was affected by interest earned on marketable securities held in the Trust Account of $4,513,958, compensation expense of $2,581,854, and an adjustment to accrued offering costs of $5,000. Changes in operating assets and liabilities provided $2,298,387 of cash for operating activities.

For the period from January 31, 2024 (inception) through September 30, 2024, cash used in operating activities was $0.

As of September 30, 2025, we had marketable securities held in the Trust Account of $256,650,172 and accrued interest of $863,786 which is included in other receivable – dividend income on our condensed consolidated balance sheets. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. We may withdraw interest or dividends earned on the funds held in the Trust Account for Permitted Withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $1,270,446. We intend to use the funds held outside the Trust Account plus permitted withdrawals primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated as of August 25, 2025, by and among Inflection Point Acquisition Corp. III, Air Water Ventures Holdings Limited, IPCX Merger Sub Limited, and Air Water Ventures Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42614), filed with the SEC on August 25, 2025).
10.1	Company Support Agreement, dated as of August 25, 2025, by and among TAU Capital Holding Limited, Inflection Point Acquisition Corp. III, Air Water Ventures Holdings Limited and Air Water Ventures Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42614), filed with the SEC on August 25, 2025).
10.2	Sponsor Support Agreement, dated as of August 25, 2025, by and among Inflection Point Acquisition Corp. III, Air Water Ventures Holdings Limited and Air Water Ventures Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42614), filed with the SEC on August 25, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. III

Date: November 14, 2025	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Peter Ondishin
	Name:	Peter Ondishin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)