Form 10-K
period 2025-12-31
Inflection Point Acquisition Corp. III
filed 2026-03-31
CIK 2012318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from__________ to __________

Commission file number: 001-42614

Inflection Point Acquisition Corp. III

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

167 Madison Avenue, Ste. 205 #1017

New York, New York 10016

(Address of principal executive
offices and zip code)

Registrant’s telephone number, including area code: (212) 295-5830

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one right to receive one-tenth (1/10) of one Class A ordinary share	IPCXU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, $0.0001 par value	ICPX	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one tenth (1/10) of one Class A ordinary share	ICPXR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s ordinary shares outstanding at June 30, 2025, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on such date, as reported on The Nasdaq Stock Market LLC, was $260,252,600.

As of March 27, 2026, there were 26,040,000 Class A Ordinary Shares, par value $0.0001, issued and outstanding, and 8,433,333 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to complete our Proposed Business Combination (as defined herein) with Air Water (as defined herein), or any other initial business combination;

●	our expectations around the performance of Air Water or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Proposed Business Combination or any other initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination (including the Proposed Business Combination);

●	the proceeds of any PIPE investment being available to us or the combined company;

●	our potential ability to obtain additional financing to complete the Proposed Business Combination or another initial business combination;

●	our pool of prospective target businesses if we do not complete the Proposed Business Combination with Air Water;

●	our ability to consummate an initial business combination (including the Proposed Business Combination) due to the uncertainty resulting from geopolitical events like the conflicts in Ukraine and the Middle East and economic impacts such as inflation and rising interest rates;

●	the ability of our officers and directors to generate a number of potential business combination opportunities if we do not complete the Proposed Business Combination with Air Water;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” and those risk factors described under the heading “Risk Factors” in the registration statement on Form F-4 to be filed by Air Water Ventures Holdings Limited (“Air Water”) and Air Water Ventures Limited (“PubCo”) in connection with the Proposed Business Combination. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Risk Factor Summary

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a SPAC with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Although we intend to hold a shareholder meeting in connection with the Proposed Business Combination, our Public Shareholders may not be afforded an opportunity to vote on another initial business combination, and even if we hold a vote, holders of our founder shares and private placement shares will participate in such vote, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding the Proposed Business Combination or another potential business combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

●	If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor and management team agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

●	In evaluating a prospective target business for our initial business combination, our management may rely on the availability of $25,000,000 that Inflection Point Fund intends to invest in a PIPE transaction to be used as part of the consideration to the sellers in the initial business combination, however such investment is conditioned on, amongst other things, the approval of the Inflection Point Fund investment committee. If such investment does not close, we may lack sufficient funds to consummate our initial business combination.

●	The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target if we do not complete the Proposed Business Combination.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination (including the Proposed Business Combination) or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our liquidation deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	If we do not complete the Proposed Business Combination, our search for another business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks, and volatility in the debt and equity markets.

●	If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor, initial shareholders, directors, officers, advisors and/or their affiliates may elect to purchase Public Shares or public rights from Public Shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public rights.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such shares may not be redeemed.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or rights, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of the Proposed Business Combination or another initial business combination.

●	The value of the Founder Shares following completion of the Proposed Business Combination or another initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete the Proposed Business Combination or another initial business combination. If we are unable to complete the Proposed Business Combination or another initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our rights will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete the Proposed Business Combination or another initial business combination, and we will depend on permitted withdrawals or loans from our Sponsor, its affiliates or our management team to fund our search and to complete the Proposed Business Combination or another initial business combination.

●	Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	While we currently intend to complete the Proposed Business Combination, if we do not, our Sponsor has the ability to remove itself as the Company’s Sponsor or to substantially reduce its interests in the Company before identifying an initial business combination, which may result in change in the strategy and focus of our Company in pursuing an initial business combination.

●	We may issue additional Class A Ordinary Shares or preference shares to complete our initial business combination, as PubCo is expected to do in connection with the Proposed Business Combination, or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

●	Unlike some other similarly structured SPACs, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	We may issue our shares to investors in connection with our initial business combination, including the Proposed Business Combination, at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could materially dilute the interests of our existing shareholders and add costs.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders or rights holders.

●	An investment in our securities may result in uncertain U.S. federal income tax consequences.

●	In recent years, the number of SPACs that have completed initial business combinations with target companies has increased substantially and there remain a large number of SPACs that are searching for initial business combination targets, potentially resulting in more competition for remaining attractive targets. This could increase the cost of our initial business combination and could even result in our inability to consummate an initial business combination.

●	Our initial business combination, including the Proposed Business Combination, and our structure thereafter may not be tax-efficient to our investors. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

●	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	Because we are incorporated in the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K.

v

PART I

References in this report to “we,” “us,” “Inflection Point” or the “Company” refer to Inflection Point Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors. References to our “initial shareholders” are to the holders of our Founder Shares prior to our initial public offering.

Item 1. Business.

Introduction

Inflection Point Acquisition Corp. III is a blank check company incorporated as a Cayman Islands exempted company on January 31, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. Inflection Point has neither engaged in any operations nor generated any operating revenues to date.

On February 5, 2024, Inflection Point Holdings III LLC (the “Sponsor”) made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of Inflection Point’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares” or the “Founder Shares”) to the Sponsor (up to 750,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). Subsequently on October 10, 2024, we effected a share capitalization of 1,916,667 Inflection Point Class B Ordinary Shares, as a result of which our Sponsor owned 7,666,667 Founder Shares for which it paid approximately $0.003 per share. On November 18, 2024, we effected a share capitalization of 766,667 Inflection Point Class B Ordinary Shares, as a result of which our Sponsor owned 8,433,333 Founder Shares for which it paid approximately $0.003 per share.

The registration statement for our initial public offering (the “IPO”) was declared effective on April 24, 2025. On April 28, 2025, we consummated the IPO of 25,300,000 units at $10.00 per unit (each “Public Unit”), generating gross proceeds of $253,000,000. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares” and the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right (each a “Public Right”), with each right entitling the holder thereof to receive one-tenth of one Inflection Point Class A Ordinary Share.

Simultaneously with the sale of the 25,300,000 Units in our IPO, we completed the private sale of an aggregate of 740,000 units (the “Private Placement Units” and together with the Public Units, the “Units,” and the Class A Ordinary Shares included in the Private Placement Units, the “private placement shares”) to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters (“Cantor”), at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $7,400,000. Of the 740,000 Private Placement Units, the Sponsor purchased 500,000 Private Placement Units and Cantor purchased 240,000 Private Placement Units.

Following the closing of the IPO on April 28, 2025, an amount of $253,000,000 ($10.00 per unit) from the net proceeds of the sale of the Public Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, and amounts withdrawn to  fund our working capital requirements, subject to an annual limit of $250,000 (plus the rollover of unused amounts from prior years, “permitted withdrawals”) the proceeds from the IPO and the sale of the Private Placement Units placed in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Proposed Business Combination or another initial business combination, (ii) the redemption of the Public Shares if we are unable to complete the Proposed Business Combination or another initial business combination within the completion window, subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with any initial business combination or to redeem 100% of the Public Shares if Inflection Point has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of the holders of Public Shares (the “Public Shareholders”).

In addition

The prospectus for our IPO and our amended and restated memorandum and articles of association provide that we have until April 28, 2027 to complete an initial business combination, such as the Proposed Business Combination.

The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2025, there was $258,955,961 in investments and cash held in the Trust Account.

Business Combination with Air Water

On August 25, 2025 (the “Signing Date”), Inflection Point, Air Water Ventures Holdings Limited, a Cayman Islands exempted company (“Air Water”), Air Water Ventures Limited, a Cayman Islands exempted company (“PubCo”) and IPCX Merger Sub Limited, a Cayman Islands exempted company (“Merger Sub”), entered into a Business Combination Agreement (the “Air Water Business Combination Agreement”). The transactions contemplated by the Air Water Business Combination Agreement are referred to herein as the “Proposed Business Combination.”

Pursuant to terms of the Air Water Business Combination Agreement and subject to the terms and conditions set forth therein: (a) Inflection Point will be merged with and into PubCo, as a result of which the separate corporate existence of Inflection Point shall cease and PubCo shall continue as the surviving company (the “First Merger”), and (b) one Business Day after the First Merger, Air Water will be merged with and into Merger Sub, as a result of which the separate corporate existence of Air Water shall cease and Merger Sub shall continue as the surviving company and a wholly owned direct subsidiary of PubCo (the “Second Merger” and, together with the First Merger, the “Mergers”).

The Air Water Business Combination Agreement and the transactions contemplated thereby were unanimously approved by the board of directors of each of Inflection Point, Air Water, PubCo and Merger Sub, and by the sole shareholder of each of PubCo and Merger Sub. The closing of the Business Combination is targeted to be consummated in the second quarter of 2026, after receipt of the required approval by the shareholders of Inflection Point (the “Inflection Point Shareholder Approval”), the required approval of the shareholders of Air Water (the “Air Water Shareholder Approval”) and the fulfilment of certain other terms and conditions set forth in the Air Water Business Combination Agreement.

Consummation of the transactions contemplated by the Air Water Business Combination Agreement are subject to customary conditions of the respective parties, including the approval of the Air Water Business Combination Agreement, the Business Combination and certain other actions related thereto by Air Water’s shareholders, and the availability of a minimum amount of aggregate transaction proceeds.

Effecting Our Initial Business Combination

General

As described above, we have entered into the Air Water Business Combination Agreement and intend to complete the Proposed Business Combination with Air Water. Unless otherwise stated, this Form 10-K does not assume the closing of the Proposed Business Combination. References to the term “initial business combination” in this section include the Proposed Business Combination where context requires.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate the Proposed Business Combination, or any other initial business combination using cash held in the Trust Account, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete an initial business combination with another company or business, including a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity, as will be the case for the Proposed Business Combination, or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A Ordinary Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, including the Proposed Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. Other than in connection with the Proposed Business Combination, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Selection of a Target Business and Structuring of Our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial business combination. Our board of directors made the determination as to the fair market value of the Proposed Business Combination. If we do not complete the Proposed Business Combination, our board of directors will make the determination as to the fair market value of any other initial business combination. If our board of directors is not able to independently determine the fair market value of any other initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of any other initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. To assist it in making the fair market value determination of the Proposed Business Combination, our board of directors did obtain the opinion of Newbridge Securities Corporation that the 80% test was satisfied. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Our independent directors approved the Proposed Business Combination as required by Nasdaq rules.

We have structured the Proposed Business Combination so that the post-business combination company in which our Public Shareholders will own shares will indirectly own or acquire 100% of the equity interests or assets of Air Water. If we do not complete the Proposed Business Combination and search for an alternate initial business combination, we anticipate structuring our initial business combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure any initial business combination other than the Proposed Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the aggregate value of all of the target businesses will be taken into account for purposes of the 80% fair market value test.

As described above, we have entered into the Air Water Business Combination Agreement and intend to complete the Proposed Business Combination. If we do not complete the Proposed Business Combination and instead seek an alternative initial business combination, we intend to seek to acquire companies that we believe:

●	operate in disruptive growth industries;

●	exhibit operational success and a robust demand landscape;

●	carry potential to expand into new business segments and geographies;

●	reveal mismatch between current performance and perceived value by the marketplace;

●	can benefit from and are willing to embrace our leadership team’s knowledge and experience in growing and scaling businesses;

●	are at an inflection point where we believe we can drive improved financial performance;

●	are valued attractively relative to their existing financial metrics; and

●	offer an attractive potential return for our shareholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

Any evaluation relating to the merits of the Proposed Business Combination or any other particular initial business combination was, or may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. Although we believe Air Water met each of these criteria, if we do not complete the Proposed Business Combination, we may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to such other initial business combination, which, as discussed in this Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

We have expended considerable time, and incurred considerable costs, to select and evaluate Air Water and to structure and pursue completion of the Proposed Business Combination, and other prospective initial business combinations. The time required to select and evaluate any other target business and to structure and complete any other initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. Further, as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. Because of our limited resources and such increased competition for business combination opportunities, including from other SPACs or other entities having a similar business objective to us, it may be more difficult for us to complete our initial business combination or negotiate attractive terms for our initial business combination if we do not complete the Proposed Business Combination. Depending on who our competitors will be when negotiating a business combination transaction, we may also be at a competitive disadvantage in successfully negotiating an initial business combination if we do not complete the Proposed Business Combination. For more information also see “Risk Factors — Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination — Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete the Proposed Business Combination or another initial business combination. If we are unable to complete the Proposed Business Combination or another initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our rights will expire worthless.”

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. The Proposed Business Combination with Air Water is not a transaction that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors.

Members of our management team indirectly own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business, including Air Water, is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating the Proposed Business Combination or any other particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to such initial business combination.

Each of our officers, directors and director nominees presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination because the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are (i) not themselves in the business of engaging in business combinations or (ii) though in the business of engaging in business combinations, have already entered into a binding agreement with a target company.

In addition, our Sponsor and our officers and directors may form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination because we expect that our company will generally have priority over any other SPACs subsequently formed by our Sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement, as we have done with the Proposed Business Combination, that would restrict our ability to engage in material discussions regarding a potential initial business combination.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial business combination, including the Proposed Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals, divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor and management team entered into a letter agreement with us, pursuant to which they agreed to waive their redemption rights with respect to their Founder Shares, their private placement shares and any Public Shares they may hold in connection with the completion of our initial business combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial business combination if we determine it is desirable to facilitate the completion of the initial business combination. Cantor also agreed to waive its redemption rights with respect to its private placement shares pursuant to the terms of a private placement units purchase agreement.

Although the Air Water Business Combination Agreement does not, any other proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our initial business combination. If we are unable to complete the Proposed Business Combination or another initial business combination within such completion window, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay liquidation expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any) subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete the Proposed Business Combination or another initial business combination within the completion window.

Our Sponsor, management team and Cantor entered into written agreements with us, pursuant to which they waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares held by them, as applicable, if we fail to complete the Proposed Business Combination or another initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor, management team or Cantor acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete the Proposed Business Combination or another initial business combination within the allotted completion window. Cantor will have the same redemption rights as a Public Shareholder with respect to any Public Shares they acquire.

Our Sponsor and management team agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the Proposed Business Combination or another initial business combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon implementation of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the effective date of such amendment, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals, divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our liquidation, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $2,250,000 of proceeds held outside the Trust Account, plus funds from permitted withdrawals, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our liquidation, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our liquidation would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought, and will continue to seek, to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. UHY LLP, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Proposed Business Combination or another initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete the Proposed Business Combination or another initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We had access to up to approximately $2,250,000 from the proceeds of our IPO, plus the proceeds of any permitted withdrawals, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete the Proposed Business Combination or another initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the Proposed Business Combination or another initial business combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash in connection with the completion of the Proposed Business Combination or another initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, as we intend to do in connection with the Proposed Business Combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting Air Water for the Proposed Business Combination, we encountered, and if we need to identify, evaluate and select another target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.

Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for the Proposed Business Combination or another initial business combination and our issued and outstanding rights, and the future dilution they represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees and Human Capital Resources

We currently have three officers: Michael Blitzer, Peter Ondishin and Kevin Shannon. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed the Proposed Business Combination or another initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting

We registered our units, Class A ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (as revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Unless otherwise stated, the Risk Factors described below do not assume the closing of the Proposed Business Combination. References to the term “initial business combination” in this section include the Proposed Business Combination where context requires.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Although we intend to seek shareholder approval in connection with the Proposed Business Combination, our Public Shareholders may not be afforded an opportunity to vote on another proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete the Proposed Business Combination or another initial business combination even though a majority of our Public Shareholders do not support such a combination.

If we do not complete the Proposed Business Combination, and instead seek to complete another initial business combination, we may choose not to hold a shareholder vote to approve such initial business combination, unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirements, the decision as to whether we will seek shareholder approval of a particular business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, as we intend to do in connection with the Proposed Business Combination, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete the Proposed Business Combination or another initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, as we intend to do in connection with the Proposed Business Combination, our Sponsor, management team, and Cantor agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

Our Sponsor, management team, and Cantor, collectively, own approximately 26.6% of our issued and outstanding ordinary shares.

Our initial shareholders and management team also may from time to time purchase Class A Ordinary Shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, as we intend to do in connection with the Proposed Business Combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, being the affirmative vote of a simple majority of the votes cast by the holders of the issued and outstanding ordinary shares, voting together as a single class, as, being entitled to do so, vote in person or by proxy at a general meeting of the company. Our Sponsor and management team agreed to vote their Founder Shares, private placement shares and any Public Shares purchased during or after our IPO (including in open market and privately-negotiated transactions) in favor of the Proposed Business Combination and any other initial business combination (except with respect to any Public Shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). In addition, Cantor agreed to vote any private placement shares in favor of the Proposed Business Combination or any other initial business combination if we seek shareholder approval for such business combination and in favor of any proposals recommended by our board of directors in connection with such business combination. As a result, in addition to our Founder Shares and private placement shares, we would need only 8,063,334, or approximately 31.9%, of the 22,000,000 Public Shares included in the units sold in our IPO to be voted in favor of an initial business combination in order to have the Proposed Business Combination or another initial business combination approved, assuming all outstanding shares are voted, and the parties to the letter agreement do not acquire any Public Shares. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any Public Shares in addition to our initial shareholders’ Founder Shares and private placement shares to be voted in favor of the Proposed Business Combination or any other initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, as is the case with the Proposed Business Combination, the approval of our initial business combination will require a special resolution, being the affirmative vote of at least a two-thirds majority of the votes cast by the holders of the issued and outstanding ordinary shares, voting together as a single class, as, being entitled to do so, vote in person or by proxy at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, as we intend to do in connection with the Proposed Business Combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

If we do not complete the Proposed Business Combination, and instead seek to complete another initial business combination, in evaluating a prospective target business for such initial business combination, our management may rely on the availability of $25,000,000 that Inflection Point Fund intends to invest in a PIPE transaction to be used as part of the consideration to the sellers in such initial business combination, however such investment is conditioned on, amongst other things, the approval of the Inflection Point Fund investment committee. If such investment does not close, we may lack sufficient funds to consummate such initial business combination.

Inflection Point Fund, an affiliate of our Sponsor and our executive officers, intends, but will not be obligated to, invest up to an aggregate of $25,000,000 into a PIPE transaction in connection with our initial business combination, subject to diligence and approval of Inflection Point Fund’s investment committee. Any such commitment and purchase will be subject to approval of Inflection Point Fund’s investment committee prior to the closing of our initial business combination. Accordingly, if Inflection Point Fund’s investment committee does not give its approval, Inflection Point Fund will not be obligated to make such investment. For example, in connection with the Proposed Business Combination, Inflection Point Fund has invested only $15,000,000 into a PIPE transaction. Further, we have the right, in our sole discretion, to reduce the amount of or decline such investment. If we do not complete the Proposed Business Combination and instead seek to complete another initial business combination, we expect that the terms of any such PIPE transaction will be negotiated with the applicable business combination target and investors (including Inflection Point Fund), at the time a business combination agreement is signed. If such investment does not close, we may lack sufficient funds to consummate our initial business combination.

Your only opportunity to effect your investment decision regarding the Proposed Business Combination or another potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote, as we intend to do in connection with the Proposed Business Combination. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any Public Shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to Public Shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target, if we do not complete the Proposed Business Combination.

If we do not complete the Proposed Business Combination, and instead seek to complete another initial business combination, we may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, including the Business Combination Agreement, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Ordinary Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our initial business combination. In addition, the amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting compensation. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Ordinary Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A Ordinary Shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to Public Shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “ — Risks Relating to our Securities — The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of the Proposed Business Combination or another initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate the Proposed Business Combination or another initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that the Proposed Business Combination or another initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

Although the Air Water Business Combination Agreement does not include a minimum cash condition, if we do not complete the Proposed Business Combination and the definitive agreement for another initial business combination requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

If we do not complete the Proposed Business Combination, the requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our liquidation deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

If we do not complete the Proposed Business Combination with Air Water, any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the completion window.

In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction, as we have engaged Cantor in connection with the Proposed Business Combination. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions, as we have engaged Cantor in connection with the Proposed Business Combination. We will pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation pursuant to the underwriting agreement to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We may not be able to complete the Proposed Business Combination or another initial business combination within the completion window, in which case we would redeem our Public Shares.

We may not be able to complete the Proposed Business Combination, or if we do not complete the Proposed Business Combination, find a suitable target business and complete another initial business combination within the completion window. In recent years, a number of SPACs have liquidated due to an inability to complete an initial business combination within their allotted time periods. Furthermore, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the conflict between Russia and Ukraine and the conflict in the Middle East.

If we have not completed the Proposed Business Combination or another initial business combination within such time period, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay liquidation expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either case, our Public Shareholders may receive only $10.00 per Public Share, or less than $10.00 per Public Share, on the redemption of their shares, and our rights will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

We may decide not to extend the term we have to consummate an initial business combination, in which case we would redeem our Public Shares, and the rights will be worthless.

We have until the date that is 24 months from the closing of our IPO or until such earlier liquidation date as our board of directors may approve, to consummate the Proposed Business Combination or another initial business combination. If we anticipate that we may be unable to consummate the Proposed Business Combination or another initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination. However, we may decide not to seek to extend the date by which we must consummate an initial business combination. If we do not seek to extend the date by which we must consummate an initial business combination, and we are unable to consummate the Proposed Business Combination or another initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay liquidation expenses), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

If we seek shareholder approval of our initial business combination, as we intend to do in connection with the Proposed Business Combination, our Sponsor, initial shareholders, directors, officers, advisors and/or their affiliates may elect to purchase shares or public rights from Public Shareholders, which may influence a vote on the Proposed Business Combination or another initial business combination and reduce the public “float” of our Class A Ordinary Shares or Public Rights.

If we seek shareholder approval of our initial business combination, as we intend to do in connection with the Proposed Business Combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors and/or their affiliates may purchase Public Shares, rights or equity-linked securities in privately negotiated transactions or in the open market either prior to or following the completion of the Proposed Business Combination or such other initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a Public Shareholder would receive if it elected to redeem its shares in connection with the Proposed Business Combination or such other initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, officers, advisors and/or their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by the Sponsor, initial shareholders, directors, officers, advisors and/or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to the Proposed Business Combination or another initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, initial shareholders, directors, officers, advisors and/or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of the Proposed Business Combination or such other initial business combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase securities in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the initial business combination, (2) reduce the number of public rights outstanding and/or increase the likelihood of approval on any matters submitted to the public rights holders for approval in connection with the initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of an initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and/or their affiliates were to purchase Public Shares or rights from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for the Proposed Business Combination or another initial business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and/or their affiliates may purchase Public Shares or rights from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers, advisors and/or their affiliates were to purchase Public Shares or rights from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for the Proposed Business Combination or another initial business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and/or their affiliates would not be voted in favor of approving the Proposed Business Combination or such other business combination transaction;

●	our Sponsor, initial shareholders, directors, officers, advisors or their affiliates would not possess any rights to redeem any of our securities so acquired in connection with the business combination transaction and, if they do acquire and possess redemption rights, they would waive such rights with respect to the business combination transaction; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the Proposed Business Combination or another initial business combination, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors or their affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors or their affiliates;

●	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors or their affiliates on the likelihood that the Proposed Business Combination or such other business combination transaction will be approved;

●	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors or their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination, including the Proposed Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its Public Shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination, including the Proposed Business Combination, will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the initial scheduled date of the general meeting to approve the initial business combination, as it will be in connection with the Proposed Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, as we intend to do in connection with the Proposed Business Combination, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the initial scheduled date of the general meeting to approve the Proposed Business Combination or another initial business combination in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of our IPO and the sale of the Private Placement Units are intended to be used to complete one or more initial business combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our respective business combinations than do companies subject to Rule 419.

If we seek shareholder approval of our initial business combination, as we intend to do in connection with the Proposed Business Combination, and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of the then-outstanding Public Shares, you will lose the ability to redeem all such shares in excess of 15% of the then-outstanding Public Shares.

If we seek shareholder approval of our initial business combination, as we intend to do in connection with the Proposed Business Combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the then-outstanding Public Shares, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against the Proposed Business Combination or another initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete the Proposed Business Combination or another initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete the Proposed Business Combination or another initial business combination. And as a result, you will continue to hold those Excess Shares and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete the Proposed Business Combination or another initial business combination. If we are unable to complete the Proposed Business Combination or another initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our rights will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other SPACs and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, including Air Water, we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer Public Shareholders the right to redeem their Public Shares for cash at the time of our initial business combination, including the Proposed Business Combination, in conjunction with a shareholder vote or via a tender offer. Target companies, such as Air Water, will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete the Proposed Business Combination or another initial business combination, including the Proposed Business Combination with Air Water, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our rights will expire worthless.

If the net proceeds of our IPO and the sale of the Private Placement Units not being held in the Trust Account, plus permitted withdrawals, are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and our ability to complete the Proposed Business Combination or another initial business combination, and we will depend on loans from our Sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our IPO, only $2,250,000 were initially available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with permitted withdrawals and funds available from loans from our Sponsor, its affiliates or our management team will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so and have not done so in connection with the Proposed Business Combination. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $750,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $750,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate.

Neither our Sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us as permitted withdrawals or in connection with the completion of the Proposed Business Combination or another initial business combination. Up to $1,500,000 of such loans may be convertible into additional Private Placement Units at a price of $10.00 per unit at the option of the lender. Prior to the completion of the Proposed Business Combination or another initial business combination, we do not expect to seek loans from parties other than our Sponsor, our management team or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete the Proposed Business Combination or another initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.00 per Public Share, or possibly less, on our redemption of our Public Shares, and our rights will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. UHY LLP, our independent registered public accounting firm, and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete the Proposed Business Combination or another initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with the Proposed Business Combination or another initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to this Form 10-K, our Sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes paid or payable, and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Proposed Business Combination or another initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete the Proposed Business Combination or another initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes paid or payable, and up to $100,000 of interest to pay liquidation expenses, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per Public Share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers, directors and director nominees agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate the Proposed Business Combination or another initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we may invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per Public Share.

The proceeds held in the Trust Account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in the past. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not previously released to us as permitted withdrawals (less, in the case we are unable to complete an initial business combination, $100,000 of interest for liquidation expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per Public Share.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Proposed Business Combination or another initial business combination or force us to abandon our efforts to complete the Proposed Business Combination or another initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless it can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination, such as the Proposed Business Combination, and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held as cash, including in demand deposit accounts at a bank, or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the Proposed Business Combination or another initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with an amendment of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with the Proposed Business Combination or another initial business combination or to redeem 100% of our Public Shares if we have not consummated the Proposed Business Combination or another initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination, including the Proposed Business Combination, within the completion window, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. Notwithstanding (i) the fact that we have limited our activities as described above, and (ii) the investment of the proceeds of our IPO, we could nevertheless be considered to be operating as an unregistered investment company.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above (U.S. government securities or money market funds registered under the Investment Company Act), such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, nevertheless, there is a risk that we could be deemed an unregistered investment company and subject to the Investment Company Act at any time.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If our facts and circumstances change over time, we will update our disclosure in future filings with the SEC to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind-down and abandon our efforts to complete the Proposed Business Combination or another initial business combination and instead liquidate the Trust Account. As a result, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders and would be unable to realize the potential benefits of the Proposed Business Combination or another initial business combination, including the possible appreciation of the combined company’s securities, and our rights would expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination (including the Proposed Business Combination) or our liquidation. As a result, following the liquidation of investments in the Trust Account, the interest earned, on the funds held in the Trust Account may be materially reduced, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the Trust Account as cash, including in demand deposit accounts at a bank, or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of the Proposed Business Combination or another initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the Trust Account may be materially decreased. However, interest previously earned on the funds held in the Trust Account still may be released to us for permitted withdrawals and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the company.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, may adversely affect our business, including our ability to negotiate and complete the Proposed Business Combination or another initial business combination and results of operations.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of the Proposed Business Combination or another initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete the Proposed Business Combination or another initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete the Proposed Business Combination or another initial business combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, the Proposed Business Combination or another initial business combination, and results of operations.

Our search for an initial business combination, including the Proposed Business Combination with Air Water, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks, and volatility in the debt and equity markets.

Our ability to find a potential target business, such as Air Water, and the business of any other potential business with which we may consummate an initial business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest (such as the ongoing military conflict between Russia and Ukraine and in the Middle East), including war, terrorist activity and acts of civil or international hostility are increasing. In particular, although the length, impact and outcome of the ongoing military conflicts in Ukraine and the Middle East are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Similarly other events outside of our control, including natural disasters, climate-related events, pandemic or health crises may arise from time to time, any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate an initial business combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable or at all.

If we are unable to consummate the Proposed Business Combination or another initial business combination within the completion window, our Public Shareholders may be forced to wait beyond such period before redemption from our Trust Account.

If we are unable to consummate the Proposed Business Combination or another initial business combination within the completion window, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay liquidation expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to Public Shareholders prior to the date of our redemption or liquidation unless we consummate the Proposed Business Combination or another initial business combination prior thereto and only then in cases where Public Shareholders have sought to redeem their Public Shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete the Proposed Business Combination or another initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of the Proposed Business Combination or another initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

If we do not complete the Proposed Business Combination with Air Water, when we look for an alternative business combination target, we will not be limited to evaluating a target business in a particular industry sector, investors will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region.

We intend to complete the Proposed Business Combination with Air Water, and accordingly may be affected by numerous risks inherent in Air Water’s business operations and industry, which will be described in detail in the registration statement on Form F-4 to be filed by PubCo in connection with the Proposed Business Combination. If we do not complete the proposed Business Combination with Air Water, but complete another business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, and have done so in connection with the Proposed Business Combination, we cannot assure investors that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure investors that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in Air Water or another business combination target. Accordingly, any holders who choose to retain their securities following the Proposed Business Combination or another business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We have and will continue to consider business combinations outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, and it has endeavored to do so in connection with the Proposed Business Combination, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in Air Water or another business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to retain their securities through and following the Proposed Business Combination or another initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that Air Water or another target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete the Proposed Business Combination or another initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our rights will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated (as defined in our amended and restated memorandum and articles of association) entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm that the price we are paying is fair to our company from a financial point of view. No such opinion was required in connection with the Proposed Business Combination. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to the Proposed Business Combination or such other initial business combination.

PubCo, the surviving company of the Proposed Business Combination will issue a substantial number of ordinary shares and preference shares, and we or the surviving company of any other initial business combination may issue additional Class A Ordinary Shares or preference shares to complete another initial business combination or under an employee incentive plan after completion of such initial business combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of any initial business combination other than the Proposed Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Class B Ordinary Shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of March 27, 2026, there were 477,260,000 and 41,566,667 authorized but unissued Class A Ordinary Shares and Class B Ordinary Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon settlement of outstanding rights or shares issuable upon conversion of the Class B Ordinary Shares. The Class B Ordinary Shares are automatically convertible into Class A Ordinary Shares (which such Class A Ordinary Shares will not have any redemption rights or be entitled to liquidating distributions from the Trust Account) immediately prior to, concurrently with or immediately following the consummation of the Proposed Business Combination or another initial business combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A Ordinary Shares or equity-linked securities related to the Proposed Business Combination or another initial business combination. As of the date hereof, there are no preference shares issued and outstanding.

PubCo, the surviving company of the Proposed Business Combination, will issue a substantial number of ordinary shares and preference shares to complete the Proposed Business Combination and under an employee incentive plan after completion of the Proposed Business Combination. If we do not complete the Proposed Business Combination and instead complete an alternate initial business combination, we or the surviving company of any such alternate initial business combination may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete such initial business combination or under an employee incentive plan after completion of such initial business combination, including in connection with the PIPE transaction that Inflection Point Fund intends to invest up to $25,000,000 in. We or the surviving company of the Proposed Business Combination or another initial business combination may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of an initial business combination other than the Proposed Business Combination as a result of the anti-dilution provisions as set forth in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, including the Proposed Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;

●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our securities.

The effective price per security in the PIPE transaction in connection with the Proposed Business Combination ranges from $10.20 to $12.00 per ordinary share. The effective price per security in any other PIPE transaction, including, is not currently known. As was the case in connection with the PIPE Transaction for the Proposed Business Combination, we expect that the terms of any such PIPE transaction will be negotiated with the applicable business combination target and investors (including Inflection Point Fund), at the time a business combination agreement is signed. The effective price per security issued in any such PIPE transactions may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could materially dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of the Proposed Business Combination or another initial business combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Therefore, any such PIPE transaction may result in material dilution to holders of our shares. For more information, also see “Risk Factors — Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination — We may issue shares to investors in connection with the Proposed Business Combination or another initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could materially dilute the interests of our existing shareholders and add costs.”

Unlike some other similarly structured SPACs, our initial shareholders will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial business combination, other than the Proposed Business Combination with Air Water.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares will not have any redemption rights or be entitled to liquidating distributions from the Trust Account) immediately prior to, concurrently with or immediately following the consummation of our initial business combination (the anti-dilution rights of the Founder Shares were waived with respect to the Proposed Business Combination) or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares (including Class A Ordinary Shares previously issued upon conversion of Class B Ordinary Shares) will equal, in the aggregate, on an as converted basis, 25% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the private placement shares comprising part of the Private Placement Units and the Class A Ordinary Shares underlying the private placement, and after giving effect to any redemptions of Public Shares by Public Shareholders) after such conversion, plus (ii) the sum of the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined below) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent shares issued to our Sponsor, members of our management team or any of their affiliates upon conversion of working capital loans made to the company; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A Ordinary Shares issued in connection with our initial business combination, including, but not limited to, a PIPE transaction, or another private placement of equity or debt.

We may issue shares to investors in connection with the Proposed Business Combination or another initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could materially dilute the interests of our existing shareholders and add costs.

In connection with the Proposed Business Combination or another initial business combination, we may issue shares to investors in PIPE transactions in order to complete an initial business combination and provide sufficient liquidity and capital to the post-business combination entity. Inflection Point Fund, an affiliate of our Sponsor and our executive officers, intends, but will not be obligated to, invest an aggregate of up to $25,000,000 into a PIPE transaction in connection with our initial business combination, subject to diligence and approval of Inflection Point Fund’s investment committee. Any such commitment and purchase will be subject to approval of Inflection Point Fund’s investment committee prior to the closing of our initial business combination. Accordingly, if Inflection Point Fund’s investment committee does not give its approval, Inflection Point Fund will not be obligated to make such investment. For example, in connection with the Proposed Business Combination, Inflection Point Fund has invested only $15,000,000 into a PIPE transaction. Further, we have the right, in our sole discretion, to reduce the amount of or decline such investment. If we do not complete the Proposed Business Combination and instead seek to complete another initial business combination, we expect that the terms of any such PIPE transaction will be negotiated with the applicable business combination target and investors (including Inflection Point Fund), at the time a business combination agreement is signed.

The price of the shares so issued in connection with an initial business combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could materially dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which the post-business combination company issues such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of the Proposed Business Combination or another initial business combination. As PubCo has done in connection with the Proposed Business Combination, we or the post-business combination company may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions. Therefore, any such PIPE transaction may result in material dilution to holders of our shares. For more information also see “Risk Factors — Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination — PubCo, the surviving company of the Proposed Business Combination will issue a substantial number of ordinary shares and preference shares, and we or the surviving company of any other initial business combination may issue additional Class A Ordinary Shares or preference shares to complete another initial business combination or under an employee incentive plan after completion of such initial business combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of any initial business combination other than the Proposed Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.”

Resources could be wasted in researching and pursuing potential initial business combinations (including the Proposed Business Combination) that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete the Proposed Business Combination or another initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete the Proposed Business Combination or another initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our rights will expire worthless.

If we do not complete the potential Business Combination with Air Water, we may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, its manager, and our officers, directors and director nominees with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers, directors and their respective affiliates or existing holders. Our directors and director nominees also serve as officers and/or board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers, directors and director nominees are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, if we do not complete the Proposed Business Combination, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting Our Initial Business Combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our Sponsor, management team and other initial shareholders will likely lose their entire investment in us if the Proposed Business Combination or another initial business combination is not completed (other than with respect to Public Shares they may acquire), a conflict of interest may arise in determining whether Air Water or another particular business combination target is appropriate for our initial business combination and in negotiating or accepting the terms of the transaction because of their financial interest in completing an initial business combination within the completion window.

On February 5, 2024, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 Founder Shares. Subsequently on October 10, 2024, we effected a share capitalization of 1,916,667 Class B Ordinary Shares, as a result of which our Sponsor owned 7,666,667 Founder Shares for which it paid approximately $0.003 per share. On November 18, 2024, we effected a share capitalization of 766,666 Class B Ordinary Shares, as a result of which our Sponsor owned 8,433,333 Founder Shares for which it paid approximately $0.003 per share.

Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 25,300,000 Public Units, and therefore that such Founder Shares would represent 25% of the outstanding shares after our IPO (excluding the private placement shares included in the Private Placement Units and Class A Ordinary Shares underlying the private placement rights). The Founder Shares will be worthless if we do not complete the Proposed Business Combination or another initial business combination, except to the extent they entitle the holders thereof to receive liquidating distributions from assets outside of the Trust Account. In addition, our Sponsor and Cantor, the representative of the underwriters, purchased, pursuant to written agreements, an aggregate of 740,000 Private Placement units, at a price of $10.00 per Private Placement Unit, or $7,400,000 in the aggregate, in a private placement that closed simultaneously with the closing of our IPO. Of those 740,000 Private Placement Units, our Sponsor purchased 500,000 Private Placement Units and Cantor purchased 240,000 Private Placement Units. The Private Placement Units will be worthless if we do not complete the Proposed Business Combination or another initial business combination, except to the extent they entitle the holders thereof to receive liquidating distributions from assets outside of the Trust Account. The personal and financial interests of our officers and directors, who will indirectly own Founder Shares and Private Placement Units, may influence their motivation in identifying and selecting a target business combination, completing the Proposed Business Combination or another initial business combination and influencing the operation of the business following the Proposed Business Combination or such other initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of the Proposed Business Combination or such other initial business combination.

We, or the surviving company, may issue notes or other debt securities, or otherwise incur substantial debt, to complete the Proposed Business Combination or another initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we, or the surviving company, may choose to incur substantial debt to complete the Proposed Business Combination or another initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after the Proposed Business Combination or such other initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We will likely only be able to complete one business combination with the proceeds of our IPO and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The Air Water Business Combination Agreement contemplates the Proposed Business Combination with a single target business, Air Water. If we do not complete the Proposed Business Combination, we may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we will likely not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing the Proposed Business Combination or another initial business combination with Air Water or another single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to the Proposed Business Combination or other initial business combination.

If we do not complete the Proposed Business Combination, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We are attempting to complete the Proposed Business Combination with Air Water, a private company, and if we do not complete the Proposed Business Combination, we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with Air Water or another company that is not as profitable as we believed, if at all.

We are attempting to complete the Proposed Business Combination with Air Water, a privately held company. In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with Air Water or another company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete the Proposed Business Combination or another initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. We may be able to complete the Proposed Business Combination or another initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination, as we intend to do in connection with the Proposed Business Combination, and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete the Proposed Business Combination or another initial business combination that our shareholders may not support.

In order to effectuate a business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments. For example, SPACs have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, being the affirmative vote of at least a two-thirds majority of the votes cast by the holders of the issued and outstanding ordinary shares, voting together as a single class, as, being entitled to do so, vote in person or by proxy at a general meeting of the company. In addition, our amended and restated memorandum and articles of association require us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if in connection with any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities described in this Form 10-K, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination, including the Proposed Business Combination with Air Water, in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account to the extent they require separate amendment) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of the Proposed Business Combination or another initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of their provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law, being the affirmative vote of at least a two-thirds majority of the votes cast by the holders of the issued and outstanding ordinary shares, voting together as a single class, as, being entitled to do so, vote in person or by proxy at a general meeting of the company. Our Sponsor, who beneficially owns 25.9% of our ordinary shares as of March 27, 2026, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other SPACs, and this may increase our ability to complete a business combination, including the Proposed Business Combination, with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor and management team agreed, pursuant to the letter agreement, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon implementation of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior the effective date of such amendment, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals, divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor or management team for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete the Proposed Business Combination or another initial business combination or to fund the operations and growth of Air Water or another target business, which could compel us to restructure or abandon the Proposed Business Combination or another particular business combination.

Although we believe that the remaining net proceeds of the IPO and the sale of the Private Placement Units, plus permitted withdrawals, will be sufficient to allow us to complete the Proposed Business Combination or another initial business combination, we cannot ascertain the capital requirements for any particular transaction. Because of redemptions, the depletion of the available net proceeds in search of a target business, the size of the Proposed Business Combination or another initial business combination, or the terms of negotiated transactions to purchase shares in connection with the Proposed Business Combination or another initial business combination, we or the surviving company may be required to seek additional financing or to abandon the Proposed Business Combination or another initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete the Proposed Business Combination or another initial business combination, we would be compelled to either restructure the transaction or abandon the Proposed Business Combination or such other business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination, including the Proposed Business Combination with Air Water, for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete the Proposed Business Combination or another initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of March 27, 2026, our Sponsor owns 25.9% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. Further, prior to the closing of the Proposed Business Combination or another initial business combination, and while any Class B Ordinary Shares are issued and outstanding, only holders of our Class B Ordinary Shares will be entitled to vote on continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. If our Sponsor purchases any additional Class A Ordinary Shares in the open market or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers, directors or director nominees, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were or will be appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of the Proposed Business Combination or another initial business combination, in which case all of the current directors will continue in office until at least the completion of the Proposed Business Combination or another business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete the Proposed Business Combination or another initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

The Proposed Business Combination or another initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

As of March 27, 2026, our Sponsor owns approximately 25.9% of our issued and outstanding ordinary shares. Our Sponsor is a Delaware-organized entity and the majority of its economic interests are, directly or indirectly, owned by U.S. citizens. Our Sponsor is exclusively “controlled” for CFIUS purposes by Mr. Blitzer and Mr. Shannon, who are U.S. citizens, and thus we do not believe that our Sponsor is a “foreign person” as defined in the CFIUS regulations. We are organized in the Cayman Islands and may be deemed a foreign person by CFIUS. However, it is non-U.S. persons are involved in the Proposed Business Combination or could be involved in another initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that the Proposed Business Combination or such other initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If the Proposed Business Combination or another initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay the Proposed Business Combination or another initial business combination, impose conditions with respect to the Proposed Business Combination or such other initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of Air Water or another target company that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the Proposed Business Combination or another initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate the Proposed Business Combination or another initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds then held in the Trust Account (less up to $100,000 of interest to pay liquidation expenses), subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our rights will be worthless.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. In the case of Air Water, these financial statements are, and in the case of any other target company, these financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate the Proposed Business Combination or another initial business combination, require substantial financial and management resources, and increase the time and costs of completing the Proposed Business Combination or another initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a SPAC makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete the Proposed Business Combination or another initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

In recent years, the number of SPACs that have completed initial business combinations with target companies has increased substantially and there remain a large number of SPACs that are searching for initial business combination targets, potentially resulting in more competition for remaining attractive targets. This could increase the cost of the Proposed Business Combination or another initial business combination and could even result in our inability to find a target or to consummate an initial business combination, including the Proposed Business Combination with Air Water.

In recent years, the number of SPACs that have completed initial business combinations with target companies has increased substantially and there remain a large number of SPACs that are searching for initial business combination targets. Because a significant number of target companies have already completed initial business combinations with other SPACs and there are a large number of other SPACs still seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate the Proposed Business Combination or another initial business combination, and may result in our inability to consummate an initial business combination, including the Proposed Business Combination with Air Water, on terms favorable to our investors altogether.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of the Proposed Business Combination or another initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, as we have done on Air Water, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, including Air Water, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Air Water’s, another target business’s and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by Air Water or another target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the Proposed Business Combination or another initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of Air Water or another acquisition candidate may resign upon completion of the Proposed Business Combination or another initial business combination. The loss of Air Water’s or another business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of Air Water’s or another acquisition candidate’s key personnel upon the completion of the Proposed Business Combination or another initial business combination cannot be ascertained at this time. Although we contemplate that certain members of Air Water’s or another acquisition candidate’s management team will remain associated with the acquisition candidate following the Proposed Business Combination or another initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of Air Water after the Proposed Business Combination, and if we do not complete the Proposed Business Combination, may not be able to maintain control of another target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Although the Proposed Business Combination is structured so that the post-transaction company, PubCo, in which our Public Shareholders will own shares, will own 100% of the equity interests of Air Water, we may structure another initial business combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of Air Water or another target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, as with the Proposed Business Combination, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of Air Water or another prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting the Proposed Business Combination or another initial business combination with a prospective target business, our ability to assess Air Water’s or another target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of Air Water’s or another target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the Proposed Business Combination or another initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We have in the past sought, and if the Proposed Business Combination is not completed, may in the future seek, business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We have in the past, and if the Proposed Business Combination is not completed, may in the future, seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we would intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

The Proposed Business Combination or another initial business combination and our structure thereafter may not be tax-efficient to our investors. As a result of the Proposed Business Combination or another initial business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we have attempted to structure the Proposed Business Combination, and would attempt to structure any other initial business combination, in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may: structure our business combination in a manner that requires shareholders or rights holders to recognize gain or income for tax purposes; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or rights holders to pay taxes in connection with the Proposed Business Combination or another initial business combination or thereafter. Accordingly, a shareholder or rights holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or other securities received. In addition, shareholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after the Proposed Business Combination or another initial business combination.

In addition, we are attempting to effect the Proposed Business Combination with Air Water, which has operations outside of the United States, and if we do not complete the Proposed Business Combination, may effect another initial business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, as we intend to do with Air Water in the Proposed Business Combination, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, as we are currently doing with Air Water in the Proposed Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders or rights holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B Ordinary Shares will be entitled to vote prior to our initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or rights holder to recognize taxable income in the jurisdiction in which the shareholder or rights holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or rights holders to pay such taxes. Shareholders or rights holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A Ordinary Shares or rights after the reincorporation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which is charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following the Proposed Business Combination or another initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following the Proposed Business Combination or another initial business combination, our management may resign from their positions as officers or directors of the company, while the management of the target business at the time of the business combination are expected to remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income may be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to the Proposed Business Combination or another initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors (including our director nominees). We believe that our success depends on the continued service of our officers and directors, at least until we have completed the Proposed Business Combination or another initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect the Proposed Business Combination or another initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following the Proposed Business Combination or another initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect the Proposed Business Combination or another initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after the Proposed Business Combination or another initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with the Proposed Business Combination or another initial business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of the Proposed Business Combination or another initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. For example, our Chief Executive Officer, Michael Blitzer, and our Chief Operating Officer, Kevin Shannon, are expected to become directors of PubCo upon closing of the Proposed Business Combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination, including the Proposed Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination, including the Proposed Business Combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent director nominees also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete the Proposed Business Combination or another initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. For a complete discussion of our officers’, directors’ and director nominees’ other business affairs, please see “Directors, Executive Officers and Corporate Governance.”

Our officers, directors and director nominees presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other SPACs, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate the Proposed Business Combination or another initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, its manager, and our officers, directors and director nominees are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors (or director nominees) that will limit their ability to work at other businesses. Each of our officers, directors and director nominees presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsor and our officers and directors may form other SPACs with acquisition objectives that are similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination because (A) the other entities to which our officers and directors (or director nominees) currently owe fiduciary duties or contractual obligations are either (i) not themselves in the business of engaging in business combinations or (ii) though in the business of engaging in business combinations, have already entered into a binding agreement with a target company and (B) we expect that our company will generally have priority over any other SPACs subsequently formed by our Sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination, as we have done with Air Water.

For a complete discussion of our officers’, directors’ and director nominees’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance – Conflicts of Interest.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so and Air Water is not such a target business. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and claims against such individuals may arise for a breach of such duties. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination, including the Proposed Business Combination with Air Water.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination, including the Proposed Business Combination with Air Water.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete the Proposed Business Combination or another initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our Sponsor and management team may be amended without shareholder approval.

Our letter agreement with our Sponsor and management team will contain provisions relating to transfer restrictions of our Founder Shares and Private Placement Units, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or rights, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of the Proposed Business Combination or another initial business combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with an amendment of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the Proposed Business Combination or another initial business combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our Public Shares if we are unable to complete the Proposed Business Combination or another initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of rights will not have any right to the proceeds held in the Trust Account with respect to the rights. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or rights, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with the Proposed Business Combination or another initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share, the market value of our listed securities would be required to be at least $75,000,000, the market value of our unrestricted publicly held shares would be required to be at least $20,000,000 and we would be required to have a minimum of 400 round lot holders of our securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units and eventually our Class A Ordinary Shares and rights will be listed on Nasdaq, our Units, Class A Ordinary Shares and rights will qualify as covered securities under the statute. Although we expect that the states will be preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, other than the State of Idaho, certain state securities regulators view SPACs unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of SPACs in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Our initial shareholders paid an aggregate of $25,000, or approximately $0.003 per Founder Share and, accordingly, our IPO investors experienced immediate and substantial dilution from the purchase of our Class A Ordinary Shares.

The difference between the public offering price per share (allocating all of the Public Unit purchase price to the Public Share and none to the right included in the unit) and the pro forma net tangible book value per share of our Class A Ordinary Shares constitutes the dilution to our other investors. Our initial shareholders acquired the Founder Shares at a nominal price, significantly contributing to this dilution. Assuming no value is ascribed to the rights included in the units, Public Shareholders in our initial public offering experienced immediate and substantial dilution of approximately 109.24%, the difference between the pro forma net tangible book value per share of $(0.84) (assuming a maximum redemption scenario) and the initial offering price of $9.09 per unit.

Generally, the dilution that our Public Shareholders will experience increases the more Public Shares are redeemed. The issuance of additional ordinary or preference shares may also significantly dilute the equity interest of investors, which dilution would even further increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares. In addition, because of the anti-dilution protection in the Class B Ordinary Shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A Ordinary Shares.

Our Public Shareholders will experience dilution even if no Public Shares are redeemed in connection with the Proposed Business Combination or another initial business combination or another redemption event, for instance in connection with an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

However, while our Public Shareholders will experience dilution even if none of our Public Shares are redeemed, the dilution they will experience will decrease the more of our Public Shares remain issued and outstanding following a redemption event. For instance, if we seek shareholder approval of our initial business combination, as we intend to do in connection with the Proposed Business Combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase units, Public Shares, rights or equity-linked securities in privately negotiated transactions or in the open market either prior to or following the completion of the Proposed Business Combination or another initial business combination, although they are under no obligation to do so. In the event of any such purchases of our shares prior to the completion of the Proposed Business Combination or another initial business combination or if we enter into non-redemption agreements with certain of our shareholders, the number of Class A Ordinary Shares subject to redemption will be reduced by the amount of any such purchases or shares subject to non-redemption agreements, increasing the pro forma net tangible book value per share.

The nominal purchase price paid by our Sponsor for the Founder Shares may significantly dilute the implied value of your Public Shares in the event we consummate an initial business combination, including the Proposed Business Combination with Air Water, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

While we offered our units at an offering price of $10.00 per unit and the amount in our Trust Account was initially $10.00 per Public Share, implying an initial value of $10.00 per Public Share, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.003 per share. As a result, the value of your Public Shares may be significantly diluted in the event we consummate an initial business combination, including the Proposed Business Combination with Air Water.

For example, the following table shows the Public Shareholders’ and our Sponsor’s investment per share and how that compares to the implied value of one Class A Ordinary Share upon the consummation of our initial business combination if at that time we were valued at $240,955,000 (which is the amount we would have in the Trust Account for our initial business combination following payment of the deferred underwriting fee), no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with our initial business combination. At such valuation, each of our ordinary shares would have an implied value of $6.99 per share, which is a 30.1% decrease as compared to the initial implied value per Public Share of $10.00.

Public Shares	25,300,000
Founder Shares	8,433,333
Private Placement Shares	740,000
Total shares	34,473,333
Total funds in trust available for initial business combination(1)	$240,955,000
Public Shareholders’ investment per Class A Ordinary Share(2)	$10.00
Sponsor’s investment per share(3)	$0.56
Implied value per share upon consummation of initial business combination(1)	$6.99

(1)

Does not take into account other potential impacts on our valuation at the time of the business combination, such as the trading price of our Public Shares, the terms of the business combination transaction (including any equity issued to or retained by, or cash or other consideration paid to, the target’s shareholder or other third parties), the business combination transaction costs (except for the payment of the $12,045,000 deferred underwriting fee), or the target’s business itself, including its assets, liabilities, management and prospects. For instance, the potential dilution experienced by holders of our ordinary shares may be mitigated if the business combination agreement is structured such that the potential dilutive impact of the Founder Shares is borne by all shareholders in the pro forma company.

(2)	While the Public Shareholders’ investment is in both the Public Shares and the public rights, for purposes of this table the full investment amount is ascribed to the Public Shares only.

(3)

The total investment in the equity of the company by the Sponsor is $5,025,000, consisting of (i) $25,000 paid by the Sponsor for the Founder Shares and (ii) $5,000,000 by the Sponsor for 500,000 Private Placement Units. For purposes of this table, the full investment amount is ascribed to the ordinary shares only.

While the implied value of our Public Shares may be diluted, the implied value of $6.99 per share in the example above would represent a significant implied profit for our Sponsor relative to the initial purchase price of the Founder Shares. Our Sponsor has committed to invest an aggregate of $5,025,000 in us in connection with our initial public offering, comprised of the $25,000 purchase price for the Founder Shares and the $5,000,000 purchase price for the Private Placement Units. At $6.99 per share, the 8,433,333 Founder Shares would have an aggregate implied value of approximately $58.9 million. As a result, even if the trading price of our ordinary shares significantly declines (whether because of a substantial amount of redemptions of our Public Shares or for any other reason), our Sponsor will stand to make significant profit on its investment in us. In addition, our Sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares were as low as $0.60 per share and even if the Private Placement Units are worthless. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination, including the Proposed Business Combination with Air Water, that causes the trading price of our ordinary shares to decline, while our Public Shareholders who purchased their units in our initial public offering could lose significant value in their Public Shares. Our Sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

This dilution would increase to the extent that the anti-dilution provisions of the Founder Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial business combination and would become exacerbated to the extent that Public Shareholders seek redemptions from the trust for their Public Shares. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our initial business combination, including the PIPE transaction that Inflection Point Fund intends to invest up to $25,000,000 in, would be disproportionately dilutive to our Class A Ordinary Shares.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Conyers Dill & Pearman LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as Public Shareholders of a United States company.

After the Proposed Business Combination or another initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after the Proposed Business Combination or another initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association; or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Economic substance legislation of the Cayman Islands may adversely impact us or our operations.

The Cayman Islands, together with several other non-European Union jurisdictions, have introduced legislation aimed at addressing concerns raised by the Organisation for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting (BEPS) initiative as to offshore structures engaged in certain activities which attract profits without real economic activity. The International Tax Co-operation (Economic Substance) Act, (As Revised) (the “Economic Substance Act”) contains economic substance requirements for in-scope Cayman Islands entities which are engaged in certain “relevant activities.” As we are a Cayman Islands company, our compliance obligations will include filing an annual notification, which need to state whether we are carrying out any relevant activities and if so, whether we have satisfied economic substance tests to the extent required under the Economic Substance Act. If the Cayman Islands Tax Information Authority determines that the Company or any of its Cayman Islands subsidiaries has failed to meet the requirements imposed by the Economic Substance Act, the Company may face significant financial penalties, restriction on the regulation of its business activities and/or may be struck off as a registered entity in the Cayman Islands.

As it is still a relatively new regime, it is anticipated that the Economic Substance Act and associated guidance will evolve and may be subject to further clarification and amendments. We may need to allocate additional resources to keep updated with these developments, and may have to make changes to our operations in order to comply with all requirements under the Economic Substance Act. Failure to satisfy these requirements may subject us to penalties under the Economic Substance Act.

Anti-money laundering legislation, regulations and guidance and sanctions legislation may require us to adopt and maintain costly compliance procedures and may adversely impact us or our financial results.

In order to comply with legislation, regulations and guidance aimed at the prevention of money laundering, terrorist financing and proliferation financing, and sanctions legislation the Company may be required to adopt and maintain anti-money laundering procedures, and may require subscribers and their beneficial owners, controllers or authorized persons (where applicable) (“Related Persons”) to provide evidence to verify their identity. Where permitted, and subject to certain conditions, the Company may also rely on, or delegate to, a suitable person the maintenance of our anti-money laundering procedures (including the acquisition of due diligence information).

The Company reserves the right to request such information as is necessary to verify the identity of a subscriber or their Related Persons. In the event of delay or failure on the part of the subscriber in producing any information required for verification purposes, we may refuse to accept the application, in which case any funds received will be returned without interest to the account from which they were originally debited.

The Company also reserves the right to refuse to make any redemption payment to a shareholder if directors or officers suspect or are advised that the payment of redemption proceeds to such shareholder might result in a breach of applicable anti-money laundering, sanctions or other laws or regulations by any person in any relevant jurisdiction, or if such refusal is considered necessary or appropriate to ensure compliance with any such laws or regulations in any applicable jurisdiction.

If any person in the Cayman Islands knows or suspects, or has reasonable grounds for knowing or suspecting that another person is engaged in criminal conduct or money laundering, or is involved with terrorism or terrorist financing and property, and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector, or other trade, profession, business or employment, the person will be required to report such knowledge or suspicion to (i) the Financial Reporting Authority of the Cayman Islands (“FRA”), pursuant to the Proceeds of Crime Act (As Revised) of the Cayman Islands, if the disclosure relates to criminal conduct or money laundering, or (ii) a police officer of the rank of constable or higher, or the FRA, pursuant to the Terrorism Act (As Revised) of the Cayman Islands, if the disclosure relates to involvement with terrorism or terrorist financing and property.

An investment in us may result in uncertain U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a Unit between the Class A Ordinary Share and the right included in each unit could be challenged by the United States Internal Revenue Service (“IRS”) or courts. In addition, the U.S. federal income tax treatment of the rights included in the units we issued in this our initial public offering, and the tax consequence of the acquisition of ordinary shares pursuant to the rights is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A Ordinary Shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

We may amend the terms of the rights in a manner that may be adverse to holders of public rights with the approval by the holders of at least 50% of the then outstanding public rights. As a result, the fraction of a Class A Ordinary Share underlying each right could be decreased without your approval.

Our rights have been issued in registered form under a rights agreement between Continental as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the rights agreement to the description of the terms of the rights and the rights agreement set forth in final prospectus for our IPO, or (ii) adding or changing any provisions with respect to matters or questions arising under the rights agreement as the parties to the rights agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the rights, provided that the approval by the holders of at least 50% of the then-outstanding public rights is required to make any change that adversely affects the interests of the registered holders of public rights. Accordingly, we may amend the terms of the public rights in a manner adverse to a holder of public rights if holders of at least 50% of the then outstanding public rights approve of such amendment. Although our ability to amend the terms of the public rights with the consent of at least 50% of the then outstanding public rights is unlimited, an example of such an amendment could be an amendment to, among other things, decrease the fraction of a Class A Ordinary Shares underlying each right.

Our rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. We note that there is uncertainty as to whether a court would enforce such provisions, and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of our rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such rights holder in any such enforcement action by service upon such rights holder’s counsel in the foreign action as agent for such rights holder.

This choice-of-forum provision may limit a rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management team.

Because each unit contains one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination, and only whole shares will be issued in exchange for rights, the units may be worth less than units of other SPACs.

Except in cases where we are not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of our initial business combination. In the event we will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-tenth (1/10) of one Class A Ordinary Share underlying each right upon consummation of the business combination. We will not issue fractional shares in connection with an exchange of rights.

As a result, you must hold rights in multiples of 10 in order to receive Class A Ordinary Shares for all of your rights upon closing of a business combination, including the Proposed Business Combination with Air Water. If we are unable to complete an initial business combination within the required time period and we redeem the Public Shares for the funds then held in the Trust Account (less up to $100,000 of interest to pay liquidation expenses), holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

Holders of Class A Ordinary Shares will not be entitled to vote on continuing the company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A Ordinary Shares, our Public Shareholders will not have the right to vote on continuing the company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

The grant of registration rights to our initial shareholders and holders of our Private Placement Units may make it more difficult to complete the Proposed Business Combination or another initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our IPO, our Sponsor and its permitted transferees can demand that we register the Class A Ordinary Shares into which Founder Shares are convertible, holders of our Private Placement Units and their permitted transferees can demand that we register the private placement shares and the Class A Ordinary Shares issuable upon settlement of the private placement rights or holders of securities that may be issued upon conversion of working capital loans and their permitted transferees may demand that we register such shares and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Units or holders of our working capital loans or their respective permitted transferees are registered.

General Risk Factors

We are a SPAC with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a SPAC incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Our Sponsor has the ability to remove itself as the Company’s Sponsor or to substantially reduce its interests in the Company before identifying an initial business combination, which may result in change in the strategy and focus of our Company in pursuing an initial business combination.

In order to facilitate our initial business combination or for any other reason determined by our Sponsor, our Sponsor may, in its sole discretion (with respect to permitted transfers) and otherwise with our consent (i) surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Units or any of our other securities held by it, including for no consideration in connection with a PIPE financing or otherwise, (ii) subject any such securities to earn-outs or other restrictions, and (iii) enter into any other arrangements with respect to any such securities.

In addition, we may approve an amendment or waiver of the letter agreement that would allow the Sponsor to directly, or the members or manager of our Sponsor to indirectly, transfer Founder Shares and Private Placement Units or membership interests in, or control of, our Sponsor in a transaction in which the Sponsor removes itself as our Sponsor before identifying a business combination. As a result, there is a risk that Inflection Point Capital Management LLC, Inflection Point Fund I, LP, Inflection Point GP I LLC and their respective affiliates, our Sponsor and our officers and directors may divest their ownership or economic interests in us or in our Sponsor, or their ability to control our Sponsor before we identify an initial business combination. Any such reduction of the interests of our Sponsor in the securities of the Company, transfer of Sponsor interests or transfer of ownership or control of the manager of the Sponsor may lead to the Sponsor’s manager no longer having voting power and control over the affairs of the Company in pursuing an initial business combination, which would likely result in our loss of certain key personnel, including Michael Blitzer, Peter Ondishin or Kevin Shannon, and could also result in a change to our acquisition strategy and criteria and our industry focus without shareholders having the ability to consider the merits of a change in the management team. There can be no assurance that any replacement Sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A Ordinary Shares or rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine that we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election may be unavailable with respect to the rights. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules in general, and in particular to the rights.

The Excise Tax could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

The Inflation Reduction Act of 2022, among other things, generally imposes the Excise Tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year (the “netting rule”). In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On April 12, 2024, the Treasury issued proposed regulations on which taxpayers may rely until final Treasury regulations addressing the Excise Tax are published, which generally adopt (but in some respects expand or modify) the rules and guidance set forth in the earlier notice. Although such notice and proposed Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of certain other aspects of the Excise Tax remain unclear. There can be no assurance that final Treasury regulations will not adversely affect the accuracy of the below description of the Excise Tax considerations that may be applicable to us if we were to become a “covered corporation” in the future.

We are currently not a “covered corporation” for purposes of the Excise Tax. Accordingly, we generally would not be subject to the Excise Tax on a redemption of our stock in connection our initial business combination. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the amount of cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax. However, we will not use the proceeds placed in the Trust Account, or the interest earned on the proceeds placed in the Trust Account, to pay for possible Excise Tax or any other fees or taxes that may be levied on us on any redemptions or stock buybacks by us pursuant to any current, pending or further rules or laws, including without limitation any Excise Tax, prior to release of such funds from the Trust Account following our initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the company and received at its registered office will be forwarded unopened to the forwarding address supplied by company to be dealt with. None of the company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination, including the Proposed Business Combination with Air Water, on terms favorable to our investors.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K.

Item 2. Properties

We currently maintain our executive offices at 167 Madison Avenue Suite 205 #1017, New York, NY 10016. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacities as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Shareholders’ Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities Market Information

Our units, Class A Ordinary Shares and rights are traded on Nasdaq under the symbols “IPCXU,” “IPCX” and “IPCXR,” respectively.

Holders

As of December 31, 2025, there was one holder of record of our units, one holder of our Founder Shares, one holder of our Public Shares and one holder of record of our rights. The number of holders of record does not include the significant number of beneficial owners of each of our securities whose securities are held in nominee or “street name” accounts through brokers, banks or other nominees.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Annual Report on Form 10-k (this “Annual Report”) to “we,” “us,” “Inflection Point” or the “Company” refer to Inflection Point Acquisition Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Inflection Point Holdings III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Risk Factors section of this Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination with Air Water

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

Structure and consideration

One day prior to the First Merger Effective Date:

(i)	each then-issued and outstanding Unit shall be automatically detached and separated into one Class A Ordinary Share and one Right to receive one-tenth of one Class A Ordinary Share, upon the closing of Inflection Point’s initial business combination;

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

In addition, following the Second Merger Effective Time, PubCo will issue to certain Air Water equity holders and the Air Water PSU Holders up to 30,000,000 additional Earnout Shares in four tranches of 7,500,000, respectively, upon the occurrence of each of the following four Triggering Events:

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

Closing Conditions

The obligations of Inflection Point, Air Water, PubCo and Merger Sub to consummate the Proposed Business Combination are subject to the satisfaction or waiver of customary closing conditions, including without limitation: (i) the adoption and/or approval, as applicable, by Inflection Point’s shareholders of (A) the adoption and approval of the Air Water Business Combination Agreement, the Mergers and the other transactions contemplated by the Air Water Business Combination Agreement, (B) the entry into the first plan of merger, (C) the adoption and approval of any other proposals as the SEC may indicate are necessary in its comments to the registration statement related to the Proposed Business Combination, and D) the adoption and approval of such other matters as Air Water and Inflection Point shall hereafter mutually determine to be necessary or appropriate in order to effect the Proposed Business Combination, (ii) the approval of the holders of Air Water Shares (voting together as a single class and not as a separate series, and on an as-converted basis) of (A) the adoption and approval of the Air Water Business Combination Agreement and the Mergers, (B) the entry into the second plan of merger, and (C) the other transactions of the Air Water Business Combination Agreement, (iii) no adverse law or order that has the effect of making the transactions contemplated by the Air Water Business Combination Agreement illegal or otherwise prohibiting the consummation of such transactions, (iv) the expiration of all waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act with respect to the Proposed Business Combination, (v) approval of the listing of the PubCo Ordinary Shares on the Nasdaq Stock Market LLC, (vi) the registration statement related to the Proposed Business Combination having become effective (with no stop order having been issued by the SEC which remains in effect and no proceeding seeking such a stop order having been threatened or initiated by the SEC and not withdrawn), (vii) the accuracy of the representations and warranties and the performance of the covenants and agreements of each of the parties to the Air Water Business Combination Agreement, in each case subject to certain qualifiers, (viii) duly executed pay-off letters certifying certain indebtedness of Air Water and its subsidiaries, as specified in the Air Water Business Combination Agreement, shall have been paid off, (ix) execution and delivery of the other agreements, instruments, certificates or documents required to be executed or delivered in connection with or pursuant to the Air Water Business Combination Agreement, as applicable, (x) with respect to Inflection Point, Inflection Point shall have made all necessary and appropriate arrangements with the trustee to have all of the funds held in the Trust Account disbursed to Inflection Point in accordance with the Air Water Business Combination Agreement upon the Closing, and all such funds released from the Trust Account shall be available to PubCo, (xi) no material adverse effect with respect to either Air Water or Inflection Point shall have occurred which is continuing and (xii) each of Air Water and Inflection Point shall have delivered a customary closing certificate.

Company Support Agreement

Concurrently with the execution of the Air Water Business Combination Agreement, Inflection Point entered into Company Support Agreements with Air Water, PubCo and the Supporting Stockholders, pursuant to which each Supporting Stockholder has agreed to, among other things, (a) vote the Air Water Subject Securities in favor of the Air Water Business Combination Agreement and the transactions contemplated thereby, (b) be bound by certain other covenants and agreements related to the Proposed Business Combination (c) be bound by certain transfer restrictions with respect to the Air Water Subject Securities and (d) waive its dissenter rights under Section 238 of the Cayman Act and any other similar statute.

Sponsor Support Agreement

In connection with the execution of the Air Water Business Combination Agreement, the Sponsor has entered into the Sponsor Support Agreement with Inflection Point, PubCo and Air Water, pursuant to which the Sponsor has agreed to, among other things, (a) vote the Sponsor Subject Securities in favor of the matters to be approved by the shareholders of Inflection Point in connection with the Proposed Business Combination at any meeting of Inflection Point shareholders to be called for approval of the Business Combination, (b) waive its anti-dilution rights in the Amended and Restated Memorandum and Articles, (c) waive its dissenter rights under Section 238 of the Cayman Act and any other similar statute, (d) be bound by certain other covenants and agreements related to the Proposed Business Combination and (e) be bound by certain transfer restrictions with respect to the Sponsor Subject Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Proposed Business Combination with respect to any Sponsor Subject Securities they may hold.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 31, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $498,416, which consists of interest income on marketable securities held in the Trust Account of $7,030,731 offset by formation and operating costs of $6,532,315.

For the period from January 31, 2024 (inception) through December 31, 2024, we had a net loss of $85,796, which consisted of formation and operating expenses.

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

For the year ended December 31, 2025, cash used in operating activities was $1,442,021. Net income of $498,416 was affected by interest earned on marketable securities held in the Trust Account of $7,030,731, compensation expense of $2,581,854, and an adjustment to accrued offering costs of $5,000. Changes in operating assets and liabilities provided $2,513,440 of cash for operating activities.

For the period from January 31, 2024 (inception) through December 31, 2024, cash used in operating activities was $0.

As of December 31, 2025, we had marketable securities held in the Trust Account of $258,955,961 and accrued interest of $824,770 which is included in other receivable – dividend income on our consolidated balance sheets. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. We may withdraw interest or dividends earned on the funds held in the Trust Account for permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $1,126,011. We intend to use the funds held outside the Trust Account plus permitted withdrawals primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial business combination within the completion window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial business combination prior to the end of the completion window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 28, 2027, the end of the completion window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Income (Loss) per Share

The Company’s consolidated statements of operations include a presentation of income (loss) per share for ordinary shares outstanding in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the net income (loss) allocable to redeemable ordinary shares subject to possible redemption, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing net income (loss) allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Michael Blitzer	48	Director, Chairman and Chief Executive Officer
Peter Ondishin	39	Chief Financial Officer
Kevin Shannon	30	Chief Operating Officer
Dr. Kamal Ghaffarian	67	Director
William Denkin	59	Director
Noah G. Levy	48	Director

Michael Blitzer has been our Chairman and CEO since October 2024. Since September 2025, Mr. Blitzer has served as the Chairman and Chief Executive Officer of IPEX (Nasdaq: IPEX), a special purpose acquisition company which announced the signing of a definitive agreement for its initial business combination with GOWell Technology Limited on October 14, 2025. Mr. Blitzer previously served as co-CEO and director of Inflection Point Acquisition Corp., a special purpose acquisition company, from February 2021 until the completion of its business combination with Intuitive Machines, LLC in February 2023. Mr. Blitzer also served as the Chairman and CEO of IPXX from March 2023 until the closing of its business combination with USARE in March 2025, and as the President and CEO and director of IPDX from July 2025 until the completion of its initial business combination with Merlin Labs, Inc. in March 2026. He currently sits on the board of directors and audit committee of Intuitive Machines, Inc. (Nasdaq: LUNR), is the Chairman of USA Rare Earth, Inc. (Nasdaq: USAR), and serves on the board of directors and as a member of the nominating and corporate governance committee of Merlin, Inc. (Nasdaq: MRLN). Mr. Blitzer is the founder and co-CEO of Kingstown Capital Management (“Kingstown”), which he founded in 2006 and grew to a multi-billion asset manager with some of the world’s largest endowments and foundations as clients. Over 19 years, Kingstown has invested in public and private equities, SPACs, PIPEs, and derivatives. At Kingstown, Mr. Blitzer has overseen and participated in nearly all the firm’s investment decisions including countless public and private investments in disruptive growth industries. Mr. Blitzer brings an in-depth understanding of public markets and has invested in a variety of corporate transactions such as spin-offs, rights offerings, public offerings, privatizations, and mergers & acquisitions. Mr. Blitzer began his Wall Street career at J.P. Morgan Securities in 1999 advising companies globally in private debt and equity capital raises followed by work at the investment fund Gotham Asset Management, which was founded by the author and investor Joel Greenblatt. Mr. Blitzer taught courses in Investing at Columbia Business School for five years in the 2010s. He holds an M.B.A. from Columbia Business School and a B.S. from Cornell University where he received the Cornell Tradition Fellowship. Mr. Blitzer is a trustee of Greens Farms Academy in Westport, CT where he is also Treasurer and Chair of the Investment Committee. We believe Mr. Blitzer is qualified to serve on our board of directors due to his extensive investment, financial, managerial and oversight experience as an investor and board member.

Peter Ondishin has been our CFO since November 2024. He has served as CFO of IPXX from March 2023 to March 2025, and he was previously an employee of IPAX. Mr. Ondishin has been the CFO of The Venture Collective since June 2023. He was previously the CFO of Kingstown Capital Management from August 2020 to December 2023 and the Controller of Kingstown from April 2019 to August 2020. Mr. Ondishin was the Assistant Controller for Atlantic Investment Management from January 2016 to March 2019. Before that, Mr. Ondishin worked as an accountant for Fir Tree Partners from January 2014 to January 2016. Mr. Ondishin began his career in assurance at PwC. Mr. Ondishin holds a B.A. and an M.B.A. from Rutgers University, and he is also Certified Public Accountant.

Kevin Shannon has been our COO since November 2024. Since September 2025, Mr. Shannon has served as the COO of IPEX, a special purpose acquisition company which announced the signing of a definitive agreement for its initial business combination with GOWell Technology Limited on October 14, 2025. He previously served as Chief of Staff of IPXX from March 2023 until the completion of its initial business combination with USA Rare Earth, Inc. in March 2025, as Chief of Staff of IPAX from March 2021 until the completion of its initial business combination with Intuitive Machines, Inc. in February 2023, and as the COO of IPDX from July 2025 until the completion of its initial business combination with Merlin Labs, Inc. in March 2026. Mr. Shannon is a founder and partner of Inflection Point Asset Management, which he co-founded with Michael Blitzer in 2024. Inflection Point Asset Management invests in concentrated SPAC Sponsor and PIPE positions, primarily focused on backing the Inflection Point franchise of SPACs. Mr. Shannon also currently serves as Capital Markets Advisor for Intuitive Machines, Inc and as Special Advisor to USA Rare Earth, Inc. Prior to Inflection Point Asset Management, Mr. Shannon was a Principal at The Venture Collective from April of 2023 to March of 2024 helping to source and diligence later stage investments for the venture capital firm. Before that, Mr. Shannon was a Senior Analyst at Kingstown Capital from March of 2021 to March of 2023. Mr. Shannon began his career in Equity Capital Markets at Bank of America, spending time working across the Technology, Industrials, Equity-Linked, and SPAC teams within ECM. Mr. Shannon holds a B.A. from Colgate University.

Dr. Kamal Ghaffarian has served on our board of directors since April 2025. Throughout his 35-plus year career, Dr. Ghaffarian has created multiple successful companies and has extensive experience working at the intersection of government contracting and technological innovation. Dr. Ghaffarian is the co-founder of Intuitive Machines, Inc. (NASDAQ: LUNR), a diversified space exploration, infrastructure, and services company with marquee contracts supporting NASA’s $93 billion Artemis program. He co-founded Intuitive Machines in 2013 and has served as its chairman of the board of directors since February 2023. Dr. Ghaffarian is also the co-founder and executive chairman of Quantum Space, LLC, a space infrastructure company he co-founded in 2022. In 2019, Dr. Ghaffarian founded IBX, LLC, an innovation and investment firm for which he also serves as CEO. Dr. Ghaffarian is the interim CEO, co-founder and executive chairman of the board of directors of Axiom Space, Inc., a space infrastructure developer, which he co-founded in 2016. Prior to that, Dr. Ghaffarian founded X-energy, a nuclear reactor and fuel design engineering company, in 2009. He also serves as executive chairman of the board of directors of X-energy.

Dr. Ghaffarian started his entrepreneurial career in 1994 by founding Stinger Ghaffarian Technologies, Inc., a government services company focusing on IT, engineering, and science applications. Dr. Ghaffarian has also held numerous technical and management positions at Lockheed Martin, Ford Aerospace and Loral. Dr. Ghaffarian has obtained two Bachelor of Science degrees, including a B.S. in Computer Science in Engineering and a B.S. in Electronics Engineering, an M.S. in Science in Information Management, a Ph.D. in Management Information System and a Ph.D. in Technology. Dr. Ghaffarian is well qualified to serve on our board of directors due to his extensive public company experience and deep understanding of company leadership.

William Denkin has served on our board of directors since April 2025. Since April 2019, Mr. Denkin has been retired and managing his personal investments. Mr. Denkin served as Managing Director at Cowen and Company from April 2016 to April 2019. Prior to that, he served as Managing Director at CRT Capital Group (f/k/a Credit Research Trading) from June 1994 to April 2016. Mr. Denkin began his career as a trader at Shearson Lehman in 1989, where he worked until 1991. He holds an M.B.A. from Columbia Business School and a B.S. in Economics from Colgate University. We believe Mr. Denkin is qualified to serve on our board of directors due to his extensive investment, trading and financial services experience.

Noah Levy has served on our board of directors since April 2025. Mr. Levy has been a managing member and portfolio manager at Newtyn Management, LLC, an investment firm, since June 2011. Since September 2019, Mr. Levy has served as a director and member of the audit committee of Merrimack Pharmaceuticals, Inc. Prior to that, Mr. Levy served as a senior member at Tyndall Management, LLC, an investment firm, from 2002 to 2011, and as an analyst at Goldman Sachs, an investment bank and financial services company, from 2000 to 2002. Mr. Levy holds a B.A. from Dartmouth College. We believe Mr. Levy is qualified to serve on our board of directors due to his investment management experience and strong financial and business acumen.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of William Denkin, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Dr. Kamal Ghaffarian, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Michael Blitzer and Noah G. Levy, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq rules require that a majority of the Inflection Point Board be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the Inflection Point Board, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Inflection Point has three “independent directors” as defined in Nasdaq rules and applicable SEC rules. The Inflection Point Board determined that Messrs. Ghaffarian, Denkin and Levy are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Inflection Point’s independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

The Inflection Board has established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our board and has the composition and responsibilities described below.

Audit Committee

Messrs. Levy and Denkin serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, subject to the phase-in requirements, we are required to have three members of the audit committee, all of whom must be independent. Our audit committee currently only has two members following the resignation of Mr. Daniel Hoffman in August 2025. We have one year from the date of IPO to have our audit committee be comprised at least three members, each of whom is independent. We intend to identify an additional independent director to serve on the audit committee within one year of IPO. Messrs. Levy and Denkin are each independent.

Each member of the audit committee is financially literate and the Inflection Point Board has determined that Mr. Levy qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (i) the integrity of Inflection Point’s financial statements, (ii) compliance with legal and regulatory requirements, (iii) Inflection Point’s independent registered public accounting firm’s qualifications and independence, and (iv) the performance of Inflection Point’s internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by Inflection Point;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by Inflection Point, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with Inflection Point in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss Inflection Point’s annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Inflection Point’s Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Messrs. Denkin and Levy serve as members of our compensation committee. Mr. Denkin serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, Inflection Point is required to have a compensation committee of at least two members, all of whom must be independent. Messrs. Denkin and Levy are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to Inflection Point’s chief executive officer’s compensation, evaluating the chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of Inflection Point’s chief executive officer based on such evaluation;

●	reviewing and making recommendations to the Inflection Point Board with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of Inflection Point’s other officers;

●	reviewing executive compensation policies and plans;

●	implementing and administering incentive compensation equity-based remuneration plans;

●	assisting management in complying with Inflection Point’s proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for executive officers and employees;

●	producing a report on executive compensation to be included in Inflection Point’s annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed the “Compensation Discussion and Analysis” section below and, based on such review and discussion, has recommended to our board of directors that such section be included in this Form 10-K.

Director Nominations

Inflection Point does not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Inflection Point Board. The Inflection Point Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Denkin, Levy and Ghaffarian. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

Inflection Point has adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Form 10-K. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K filed with the SEC or on our website, and keep such information on the website for at least 12 months. The information included on our website is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in our amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently have, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete the Business Combination, or another initial business combination. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Michael Blitzer	Kingstown Capital Management, L.P.	Asset management	Founder and Co-Chief Investment Officer
	Kingstown Capital Partners, LLC	Asset management	Managing Member
	Kingstown Management GP LLC	Asset management	Managing Member
	Kingstown Partners Master Ltd, Kingstown Partners II, L.P., Kingstown 1740 Fund, LP and Kingfishers L.P.	Investment Funds	Funds managed by Kingstown Capital Management, LP and Kingstown Management GP LLC
	Inflection Point Asset Management LLC	Asset management	Director and Chief Investment Officer
	Inflection Point GP I LLC	Asset management	Manager and Member
	Inflection Point Fund I LP	Investment Fund	Fund managed by Inflection Point Asset Management LLC and Inflection Point GP I LLC
	Intuitive Machines, Inc.	Space exploration, infrastructure and services	Director
	USA Rare Earth, Inc.	Manufacturing	Chairman
	Merlin, Inc.	Aviation	Director
	Inflection Point Acquisition Corp. V	Special purpose acquisition company	Chairman and Chief Executive Officer
	Inflection Point Acquisition Corp. VI	Special purpose acquisition company	Chairman
Peter Ondishin	The Venture Collective and its affiliates	Venture capital firm focused on the intersection between transformational technology and deep positive impact	Chief Financial Officer
	Inflection Point Asset Management LLC	Asset management	Chief Financial Officer
	Inflection Point Fund I LP	Investment Fund managed by Inflection Point Asset Management LLC	Fund managed by Inflection Point Asset Management LLC

Kevin Shannon	USA Rare Earth, Inc.	Manufacturing	Special Advisor
	Inflection Point Asset Management LLC	Asset management	Director and Portfolio Manager
	Inflection Point Fund I LP	Investment Fund	Fund managed by Inflection Point Asset Management LLC
	Inflection Point Acquisition Corp. V	Special purpose acquisition company	Chief Operating Officer
	Inflection Point Acquisition Corp. VI	Special purpose acquisition company	Chief Executive Officer
Dr. Kamal Ghaffarian	Intuitive Machines, Inc.	Space exploration, infrastructure and services	Founder and Chairman of the board of directors
	Quantum Space, LLC	Space infrastructure and services	Executive Chairman
	IBX, LLC	Investment Firm	Founder and Chief Executive Officer
	Axiom Space, Inc.	Space infrastructure	Co-Founder, Interim Chief Executive Officer and Chairman of the board of directors
	X-energy	Engineering	Founder and Executive Chairman of the board of directors
William Denkin	Inflection Point Acquisition Corp. V	Special purpose acquisition corp.	Director
Noah G. Levy	Newtyn Management, LLC and associated funds	Asset Management	Managing Member and Portfolio Manager
	Merrimack Pharmaceuticals, Inc.	Pharmaceutical	Director

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our Sponsor, management team and other initial shareholders agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

As of the date of this Form 10-K, none of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that the securities of the Company were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an aggregate of $29,166.66 per month to IPAM, an affiliate of our Sponsor and executive officers, for the services of Kevin Shannon, Chief Operating Officer and for office space and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we agreed, pursuant to the services and indemnification agreement with our Sponsor, IPAM and Kevin Shannon relating to the monthly payment for the services of Kevin Shannon, Chief Operating Officer and for office space and administrative services provided to members of our management team described above, that we will indemnify our Sponsor and IPAM from any claims arising out of or relating to our initial public offering or the company’s operations or conduct of the company’s business or any claim against our Sponsor and/or IPAM alleging any expressed or implied management or endorsement by our Sponsor and/or IPAM of any of the company’s activities or any express or implied association between our Sponsor and/or IPAM, on the one hand, and the company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in our Trust Account.

Further, we may pay a consulting, success or finder fees to our officers, directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination. We may also engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from (i) funds held outside the Trust Account or (ii) funds released to us as permitted withdrawals. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Furthermore, each members of our management team will directly or indirectly own Founder Shares and/or Private Placement Units following our initial public offering.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 27, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the rights as these rights are not exercisable within 60 days of the date of this Form 10-K.

The beneficial ownership of our ordinary shares is based on 26,040,000 Class A Ordinary Shares and 8,433,333 Founder Shares issued and outstanding as of March 27, 2026.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	%	Number of Class B Ordinary Shares Beneficially Owned (2)%		Approximate Percentage of Total Voting Power
5% or Greater Shareholders
Linden Advisors L.P.(3)	1,865,000	7.2%	—	—	5.4%
Hudson Bay Capital Management LP(4)	1,833,042	7.0%	—	—	5.3%
MMCAP International Inc. SPC(5)	1,400,000	5.4%	—	—	4.1%
Inflection Point Holdings III LLC(6)	500,000	1.9%	8,433,333	100.0%	25.9%
Executive Officers and Directors
Michael Blitzer(6)	500,000	1.9%	8,433,333	100.0%	25.9%
Peter Ondishin	—	—	—	—	—
Kevin Shannon	—	—	—	—	—
Dr. Kamal Ghaffarian	—	—	—	—	—
William Denkin	—	—	—	—	—
Noah G. Levy	—	—	—	—	—
All officers and directors as a group (6 individuals)	—	—	—		—

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is c/o Inflection Point Acquisition Corp. III, 167 Madison Avenue, Suite 205 #1017, New York, NY 10016.

(2)	Such shares will automatically convert into Class A Ordinary Shares immediately prior to, concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	According to a Schedule 13G/A filed with the SEC on November 12, 2025. Interest shown is held by Linden Capital L.P. (“Linden Capital”) and one or more separately managed accounts (the “Managed Accounts”). Linden GP LLC (“Linden GP”) is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Class A Ordinary Shares held by Linden Capital. Linden Advisors LP (“Linden Advisors”) is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Siu Min (Joe) Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Class A Ordinary Shares held by Linden Capital and the Managed Accounts. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

(4)	According to a Schedule 13G filed with the SEC on November 12, 2025. Interest shown is held by Hudson Bay Capital Management LP. Mr. Sander Gerber is the investment manager of, and has voting and investment control with respect to the Class A Ordinary Shares. The address of the shareholder is 290 Harbor Dr., Stamford, CT 06902.

(5)	According to a Schedule 13G/A filed with the SEC on February 23, 2026. Interest shown is held by MMCAP International Inc. SPC. The address of the shareholder is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P. O. Box 1348, Grand Cayman KY1-1108, Cayman Islands.

(6)	Inflection Point Holdings III LLC, our Sponsor, is the record holder of such shares. Inflection Point Asset Management LLC is the manager of Inflection Point Holdings III LLC. Michael Blitzer is the Chief Investment Officer of Inflection Point Asset Management LLC. Michael Blitzer, our Chairman and Chief Executive Officer controls each of our sponsor and Inflection Point Asset Management LLC, including the exercise of voting and investment discretion over the securities of our company held by our sponsor. Each of Inflection Point Asset Management LLC and Michael Blitzer disclaim any beneficial ownership of the securities held by Inflection Point Holdings III LLC other than to the extent of any pecuniary interest he or it may have therein, directly or indirectly.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 5, 2024, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 Founder Shares. Subsequently on October 10, 2024, we effected a share capitalization of 1,916,667 Class B Ordinary Shares, as a result of which our Sponsor owned 7,666,667 Founder Shares for which it paid approximately $0.003 per share. On November 18, 2024, we effected a share capitalization of 766,667 Class B Ordinary Shares, as a result of which our Sponsor owned 8,433,333 Founder Shares for which it paid approximately $0.003 per share.

The number of Founder Shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 25,300,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after our IPO (excluding the private placement shares included in the Private Placement Units and Class A Ordinary Shares underlying the private placement rights).

Our Sponsor and Cantor, the representative of the underwriters, purchased, pursuant to written agreements, an aggregate of 740,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $7,400,000 in the aggregate, in a private placement that closed simultaneously with the closing of our IPO. The Private Placement Units are identical to the Public Units except that (i) the Private Placement Units may not (including the private placement shares, private placement rights and Class A Ordinary Shares underlying the private placement rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (ii) each private placement share included in each Private Placement Unit will not have any redemption rights or be entitled to liquidating distributions from the Trust Account, (iii) the Private Placement Units (including the private placement shares, private placement rights and Class A Ordinary Shares underlying the private placement rights) will be entitled to registration rights, (iv) each holder of private placement shares agreed to vote any private placement shares in favor of a proposed initial business combination if we seek shareholder approval for such business combination and in favor of any proposals recommended by our board of directors in connection with such business combination, and (v) with respect to private placement rights held by Cantor and/or its designees, will not be convertible more than five years from the commencement of sales in our initial public offering in accordance with FINRA Rule 5110(g)(8). If we do not complete the Proposed Business Combination or another initial business combination within the completion window, the Private Placement Units (including the private placement shares and the private placement rights underlying the Private Placement Units) will expire worthless, except to the extent they entitle the holders thereof to receive liquidating distributions from assets outside the Trust Account.

Inflection Point Fund, an affiliate of our Sponsor and our executive officers, intends, but will not be obligated to, invest an aggregate of up to $25,000,000 into a PIPE transaction in connection with our initial business combination, subject to diligence and approval of Inflection Point Fund’s investment committee. Any such commitment and purchase will be subject to approval of Inflection Point Fund’s investment committee prior to the closing of our initial business combination. Accordingly, if Inflection Point Fund’s investment committee does not give its approval, Inflection Point Fund will not be obligated to make such investment. For example, in connection with the Proposed Business Combination, Inflection Point Fund has invested only $15,000,000 into a PIPE transaction. Further, we have the right, in our sole discretion, to reduce the amount of or decline such investment. As a result of additional costs in connection with such anticipated PIPE transaction, we are entitled to withdraw a maximum of $250,000 of funds from interest earned on the Trust Account for working capital purposes per year (plus the rollover of unused amounts from prior years). If we do not complete the Proposed Business Combination and instead seek to complete another initial business combination, we expect that the terms of any such PIPE transaction will be negotiated with the applicable business combination target and investors (including Inflection Point Fund), at the time a business combination agreement is signed.

We may pay a consulting, success or finder fees to our Sponsor, officers, directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination. Further, we may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, commencing on the date the securities of the Company were first listed on Nasdaq, we began paying an aggregate of $29,166.66 per month to IPAM, an affiliate of our Sponsor and executive officers, for the services of Kevin Shannon, Chief Operating Officer and for office space and administrative services provided to members of our management team. Any such payments prior to the Proposed Business Combination or another initial business combination are made from (i) funds held outside the Trust Account or (ii) funds released to us as permitted withdrawals. In addition, we agreed, pursuant to the services and indemnification agreement with our Sponsor, IPAM and Kevin Shannon relating to the monthly payment for the services of Kevin Shannon, Chief Operating Officer and for office space and administrative services provided to members of our management team described above, that we will indemnify our Sponsor and IPAM from any claims arising out of or relating to our IPO or the company’s operations or conduct of the company’s business or any claim against our Sponsor and/or IPAM alleging any expressed or implied management or endorsement by our Sponsor and/or IPAM of any of the company’s activities or any express or implied association between our Sponsor and/or IPAM on the one hand, and the company or any of its other affiliates, on the other hand, which agreement provides that the indemnified parties cannot access the funds held in our Trust Account.

We currently utilize office space at 167 Madison Avenue, Suite 205 #1017, New York, NY 10016 as our executive offices.

In addition, in order to finance transaction costs in connection with the Proposed Business Combination or another intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete the Proposed Business Combination or another initial business combination, we would repay such loaned amounts. In the event that the Proposed Business Combination or another initial business combination does not close, we may use amounts held outside the Trust Account or funds from permitted withdrawals to repay such loaned amounts but no proceeds (other than permitted withdrawals) from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into additional Private Placement Units at a price of $10.00 per unit at the option of the lender. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the Proposed Business Combination or another initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We will initially have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate the Proposed Business Combination or another initial business combination. If we anticipate that we may be unable to consummate the Proposed Business Combination or another initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate the Proposed Business Combination or another initial business combination. If we seek shareholder approval for an extension, Public Shareholders will be offered an opportunity to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon and not previously released to us for permitted withdrawals, divided by the number of then-outstanding Public Shares, subject to applicable law, upon implementation of such extension.

Any of the foregoing payments or repayments prior to the Proposed Business Combination or another initial business combination will be made using funds held outside the Trust Account or funds released to us as permitted withdrawals.

After the Proposed Business Combination or another initial business combination, members of our management team who remain with us, or the surviving company, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider the Proposed Business Combination or another initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration rights agreement with respect to the Founder Shares and Private Placement Units (including the underlying private placement shares, private placement rights and Class A Ordinary Shares underlying the private placement rights).

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Item 14. Principal Accounting Fees and Services.

The firm of UHY LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY LLP for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from January 31, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $125,000 and $46,000, respectively, for the services UHY LLP performed in connection the review of the financial information included in our Quarterly Reports on Form 10-Q and the audit of our December 31, 2024 and 2025 financial statements.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from January 31, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $82,000 and $10,000, respectively, for the services UHY LLP performed in connection with our IPO and review of the financial information included in our registration statement.

Tax Fees. During the year ended December 31, 2025 and for the period from January 31, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from January 31, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

1.	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the Period from January 31, 2024 (Inception) through December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from January 31, 2024 (Inception) through December 31, 2024	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from January 31, 2024 (Inception) through December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7 to F-24

2.	Financial Statement Schedules:

None.

3.	Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Index

Exhibit
Number	Description

1.1	Underwriting Agreement, dated April 24, 2025, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the SEC on April 29, 2025).

2.1†	Business Combination Agreement, dated as of August 25, 2025, by and among Inflection Point Acquisition Corp. III, Air Water Ventures Holdings Limited, IPCX Merger Sub Limited, and Air Water Ventures Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the SEC on August 25, 2025).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the SEC on August 25, 2025).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-283427), filed with the Securities and Exchange Commission on April 16, 2025).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-283427), filed with the Securities and Exchange Commission on April 16, 2025).

4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-283427), filed with the Securities and Exchange Commission on April 16, 2025).

4.4	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-283427), filed with the Securities and Exchange Commission on April 16, 2025).

4.5*	Description of Company’s Securities.

10.1	Letter Agreement, dated April 24, 2025, by and among the Company, Inflection Point Holdings III LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the Securities and Exchange Commission on April 29, 2025).

10.2	Investment Management Trust Agreement, dated April 24, 2025, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the Securities and Exchange Commission on April 29, 2025).

10.3	Registration Rights Agreement, dated April 24, 2025, by and among the Company, Inflection Point Holdings III LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the Securities and Exchange Commission on April 29, 2025).

10.4	Private Placement Units Purchase Agreement, dated April 24, 2025, by and among the Company, Inflection Point Holdings III LLC and Inflection Point Fund I, LP. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the Securities and Exchange Commission on April 29, 2025).

10.5	Private Placement Units Purchase Agreement, dated April 24, 2025, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the Securities and Exchange Commission on April 29, 2025).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-283427), filed with the Securities and Exchange Commission on April 16, 2025).

10.7	Promissory Note issued to Inflection Point Fund I LP. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-283427), filed with the Securities and Exchange Commission on April 16, 2025).

10.8	Securities Subscription Agreement between Inflection Point Holdings III LLC and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-283427), filed with the Securities and Exchange Commission on April 16, 2025).

10.9	Services and Indemnification Agreement, dated April 24, 2025, by and among the Company, Inflection Point Holdings III LLC, Inflection Point Asset Management LLC and Kevin Shannon (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the Securities and Exchange Commission on April 29, 2025).

10.10	Company Support Agreement, dated as of August 25, 2025, by and among TAU Capital Holding Limited, Inflection Point Acquisition Corp. III, Air Water Ventures Holdings Limited and Air Water Ventures Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the SEC on August 25, 2025).

10.11	Sponsor Support Agreement, dated as of August 25, 2025, by and among Inflection Point Acquisition Corp. III, Air Water Ventures Holdings Limited and Air Water Ventures Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the SEC on August 25, 2025).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1/A (File No. 333-283427), filed with the Securities and Exchange Commission on April 8, 2025).

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries.

24.1*	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1*	Inflection Point Acquisition Corp. III Policy for the Recovery of Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2026	INFLECTION POINT ACQUISITION CORP. III

	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Blitzer and Peter Ondishin, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Blitzer	Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2026
Michael Blitzer

/s/ Peter Ondishin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2026
Peter Ondishin

/s/ Kamal Ghaffarian	Director	March 30, 2026
Kamal Ghaffarian

/s/ William Denkin	Director	March 30, 2026
William Denkin

/s/ Noah G. Levy	Director	March 30, 2026
Noah G. Levy

INFLECTION POINT ACQUISITION CORP. III

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB #1195)	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the Period from January 31, 2024 (Inception) through December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from January 31, 2024 (Inception) through December 31, 2024	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from January 31, 2024 (Inception) through December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Inflection Point Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inflection Point Acquisition Corp. III (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from January 31, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from January 31, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2024.

New York, New York

March 30, 2026

INFLECTION POINT ACQUISITION CORP. III

BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets
Cash	$1,126,011	$—
Prepaid expenses and other current assets	174,127	5,532
Total Current Assets	1,300,138	5,532

Deferred offering costs	—	320,495
Long-term prepaid insurance	53,557	—
Other receivable – dividend income	824,770	—
Cash and marketable securities held in Trust Account	258,955,961	—
TOTAL ASSETS	$261,134,426	$326,027

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$302,149	$40,875
Accrued offering costs	75,000	204,608
Advances from related party	80,638	—
Promissory note – related party	187	126,884
Total current liabilities	457,974	372,367
Deferred legal fees	2,517,919	14,456
Deferred underwriting fee payable	12,045,000	—
TOTAL LIABILITIES	15,020,893	386,823

Commitments

Class A ordinary shares subject to possible redemption, 25,300,000 and no shares at a redemption value of $10.27 and $0 per share as of December 31, 2025 and 2024, respectively	259,780,731	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 740,000 shares and no shares issued and outstanding, excluding 25,300,000 and no shares subject to possible redemption at December 31, 2025 and 2024, respectively (1)	74	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,433,333 shares issued and outstanding at December 31, 2025 and 2024(1)	844	844
Additional paid-in capital	—	24,156
Accumulated deficit	(13,668,116)	(85,796)
Total Shareholders’ Deficit	(13,667,198)	(60,796)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$261,134,426	$326,027

(1)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from January 31, 2024 (inception) through December 31, 2024
Formation and operating costs	$6,532,315	$85,796
Loss from operations	(6,532,315)	(85,796)

OTHER INCOME
Dividend earned on marketable securities held in Trust Account	7,030,731	—
Total other income	7,030,731	—
NET INCOME (LOSS)	$498,416	$(85,796)

Weighted average shares outstanding, Redeemable shares	17,190,137	—
Basic and diluted net income per share, Redeemable shares	$0.63	$—
Weighted average shares outstanding, Non-redeemable shares(1)(2)	8,936,128	7,333,333
Basic and diluted net loss per share, Non-redeemable shares	$(1.16)	$(0.01)

(1)	This number excludes an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
(2)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM JANUARY 31, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 31, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Ordinary shares to Sponsor(1)(2)	—		8,433,333	844	24,156	—	25,000

Net loss	—	—	—	—	—	(85,796)	(85,796)

Balance – December 31, 2024	—	—	8,433,333	844	24,156	(85,796)	(60,796)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(16,847,951)	(14,080,736)	(30,928,687)

Sale of 740,000 Private Placement Units	740,000	74	—	—	7,399,926	—	7,400,000

Fair value of rights included in Public units	—	—	—	—	7,369,890	—	7,369,890

Allocated value of transaction costs to Class A shares	—	—	—	—	(527,875)	—	(527,875)

Share based compensation	—	—	—	—	2,581,854	—	2,581,854

Net income	—	—	—	—	—	498,416	498,416

Balance – December 31, 2025	740,000	$74	8,433,333	$844	$—	$(13,668,116)	$(13,667,198)

(1)	This number includes an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
(2)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from January 31, 2024 (Inception) Through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$498,416	$(85,796)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend earned on marketable securities held in Trust Account	(7,030,731)	—
Share-based compensation expense	2,581,854	—
Adjustment to accrued offering costs	(5,000)	—
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	5,788
Formation costs paid via advance from related party	—	187
Operating costs paid via promissory note – related party	—	34,266
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(162,751)	4,680
Long Term prepaid insurance	(53,557)	—
Accounts payable and accrued expenses	261,274	40,875
Deferred legal fee	2,468,474	—
Net cash used in operating activities	(1,442,021)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)	—
Cash withdrawn from Trust Account for working capital purposes	250,000	—
Net cash used in investing activities	(252,750,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,600,000	—
Proceeds from sale of Private Placement Units	7,400,000	—
Proceeds from promissory note – related party	45,875	—
Repayment of promissory note – related party	(184,282)	—
Advances from related party	80,638	—
Payment of offering costs	(624,199)	—
Net cash provided by financing activities	255,318,032	—

Net Change in Cash	1,126,011	—
Cash – Beginning of period	—	—
Cash – End of period	$1,126,011	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$219,064
Offering costs included in deferred legal fees	$34,989	$—
Deferred offering costs paid through promissory note – related party	$5,866	$92,431
Prepaid services contributed by Sponsor through promissory note - related party	$5,844	$—
Accretion of Class A ordinary shares to redemption value	$30,928,687	$—
Deferred underwriting fee payable	$12,045,000	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$9,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$10,212

The accompanying notes are an integral part of these consolidated financial statements.

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from January 31, 2024 (inception) through December 31, 2025, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which occurred on April 28, 2025 (as described below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and the concurrent sale of the Private Placement Units (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had cash and cash equivalents of $1,126,011. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units at a price of $10.00 per Unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the completion window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the completion window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 28, 2027, the end of the completion window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IPCX Merger Sub Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,126,011 and $0 and did not have any cash equivalents as of December 31, 2025, and 2024.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2025, the assets held in the Trust Account of $258,955,961 were held in money market funds. There were no marketable securities held in the Trust Account as of December 31, 2024. As of December 31, 2025, accrued income of $824,770 on the assets held in Trust account is included in other receivable – dividend income on the Company’s consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2025 and 2024, there was $876,011 and $0 that exceeded the Federal Deposit Insurance Corporation coverage limit of $250,000.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Rights	(7,369,890)
Class A ordinary shares issuance cost	(16,778,066)
Plus:
Accretion of carrying value to redemption value	30,928,687
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$259,780,731

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

The Company’s consolidated statements of operations include a presentation of income (loss) per share for ordinary shares in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the net (loss) income allocable to redeemable ordinary shares subject to possible redemption, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing net (loss) income allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods.

	For the Year Ended December 31, 2025	For the Period from January 31, 2024 (inception) through December 31, 2024

Net income (loss)	$498,416	$(85,796)
Accretion of temporary equity to redemption value	(24,147,956)	—
Permitted withdrawal from Trust account for working capital purposes	250,000	—
Dividend income from Trust account	(7,030,731)	—
Net loss including accretion of temporary equity to redemption value	$(30,430,271)	$(85,796)

	For the Year Ended December 31, 2025	For the Period from January 31, 2024 (inception) through December 31, 2024
Redeemable shares
Numerator:
Allocation of net income	$(20,022,018)	$—
Accretion of temporary equity to redemption value	24,147,956	—
Permitted withdrawal from Trust account for working capital purposes	(250,000)	—
Dividend income from Trust account	7,030,731	—
Net income	$10,906,669	$—
Denominator:
Weighted average number of Redeemable shares	17,190,137	—
Basic and diluted net income per Redeemable share	$0.63	$—

Non-redeemable shares
Numerator:
Allocation of net income (loss)	$(10,408,253)	$(85,796)
Denominator:
Weighted average number of Non-redeemable shares	8,936,128	7,333,333
Basic and diluted net loss per Non-redeemable share	$(1.16)	$(0.01)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statement.

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

Promissory Note — Related Party

On October 10, 2024, an affiliate of the Sponsor, Inflection Point Fund I, LP, had agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company repaid $184,282 at the closing of the Initial Public Offering. As of December 31, 2025, and 2024, respectively, the Company had $187 and $126,884 outstanding under the promissory note. Borrowings under the note are no longer available.

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

For the year ended December 31, 2025, we incurred and paid $239,167 of fees for these services.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts and funds received from permitted withdrawals but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into additional Private Placement Units at a price of $10.00 per Unit at the option of the lender. As of December 31, 2025 and 2024, no such loans were outstanding.

Advances from Related Party

As of December 31, 2025 and 2024, the Company owed related parties $80,638 and $0, respectively for expenses paid on the Company’s behalf.

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

Deferred Legal Fees

As of December 31, 2025, and 2024, the Company had a total of $2,517,919 and $14,456, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon the consummation of the Business Combination, which are classified as a non-current liability in the accompanying consolidated balance sheets.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2025, there were 740,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption. At December 31, 2024, there were no shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were 8,433,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). As a result of the full exercise of the over-allotment option by the underwriter, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

At December 31, 2024 there were no assets held in the Trust Account. At December 31, 2025, assets held in the Trust Account were comprised of $258,955,961 in money market funds which are invested primarily in U.S. Treasury Securities. As of December 31, 2025, accrued income of $824,770 on the assets held in Trust account is included in other receivable – dividend income on the Company’s consolidated balance sheets. From inception through December 31, 2025, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$258,955,961

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

December 31,
2025
Cash and marketable securities held in Trust Account	$258,955,961
Cash	$1,126,011

	For the Year Ended December 31, 2025	For the Period from January 31, 2024 (inception) through December 31, 2024
Formation and operating costs	$6,532,315	$85,796
Dividend income earned on marketable securities held in Trust Account	$7,030,731	$—

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.