Form 10-Q
period 2026-03-31
Inflection Point Acquisition Corp. III
filed 2026-05-14
CIK 2012318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

(212) 295-5830

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

As of May 14, 2026, there were 26,040,000 Class A ordinary shares, $0.0001 par value per share and 8,433,333 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Condensed Consolidated Statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$834,598	$1,126,011
Prepaid expenses and other current assets	239,414	174,127
Total Current Assets	1,074,012	1,300,138

Deferred offering costs	—	—
Long-term prepaid insurance	11,643	53,557
Other receivable – dividend income	790,642	824,770
Cash and marketable securities held in Trust Account	261,298,144	258,955,961
TOTAL ASSETS	$263,174,441	$261,134,426

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$222,409	$302,149
Accrued offering costs	75,000	75,000
Advances from related party	13,921	80,638
Promissory note – related party	187	187
Total current liabilities	311,517	457,974
Deferred legal fees	3,023,074	2,517,919
Deferred underwriting fee payable	12,045,000	12,045,000
TOTAL LIABILITIES	15,379,591	15,020,893

Commitments

Class A ordinary shares subject to possible redemption, 25,300,000 shares at a redemption value of $10.35 and $10.27 per share as of March 31, 2026 and December 31, 2025, respectively	261,838,786	259,780,731

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 740,000 shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025	74	74
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,433,333 shares issued and outstanding at March 31, 2026 and December 31, 2025	844	844
Additional paid-in capital	—	—
Accumulated deficit	(14,044,854)	(13,668,116)
Total Shareholders’ Deficit	(14,043,936)	(13,667,198)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$263,174,441	$261,134,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Formation and operating costs	$626,738	$80,334
Loss from operations	(626,738)	(80,334)

OTHER INCOME
Dividends earned on marketable securities held in Trust Account	2,308,055	—
Total other income, net	2,308,055	—

NET INCOME (LOSS)	$1,681,317	$(80,334)

Weighted average shares outstanding, Redeemable shares	25,300,000	—
Basic and diluted net income per share, Redeemable shares	$0.07	$—
Weighted average shares outstanding, Non-redeemable shares(1) (2)	9,173,333	7,333,333
Basic and diluted net loss per share, Non-redeemable shares	$(0.01)	$(0.01)

(1)	For the three months ended March 31, 2025, excludes up to 1,100,000 of the founder shares that were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised (Note 5). On April 28, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 1,100,000 founder shares are no longer subject to forfeiture.

(2)	On October 10, 2024, in connection with a recapitalization, the Company issued the Sponsor an additional 1,916,667 Class B ordinary shares for no additional consideration, following which the Sponsor holds 7,666,667 Class B ordinary shares. On November 18, 2024, the Company effected a share capitalization of 766,667 Class B ordinary shares, as a result of which the Sponsor owns 8,433,333 founder shares for which it paid approximately $0.003 per share. All share amounts have been retroactively restated to reflect these adjustments.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	740,000	$74	8,433,333	$844	$—	$(13,668,116)	$(13,667,198)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,058,055)	(2,058,055)

Net income	—	—	—	—	—	1,681,317	1,681,317

Balance – March 31, 2026	740,000	$74	8,433,333	$844	$—	$(14,044,854)	$(14,043,936)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	8,433,333	$844	$24,156	$(85,796)	$(60,796)

Net loss	—	—	—	—	—	(80,334)	(80,334)

Balance – March 31, 2025	—	$—	8,433,333	$844	$24,156	$(166,130)	$(141,130)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,681,317	$(80,334)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid via promissory note – related party	—	5,000
Dividends earned on marketable securities held in Trust Account	(2,308,055)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(65,287)	2,738
Long Term prepaid insurance	41,914	—
Accounts payable and accrued expenses	(79,740)	72,596
Deferred legal fee	505,155	—
Net cash used in operating activities	(224,696)	—

Cash Flows from Financing Activities:
Repayment of advances from related party	(80,638)	—
Advances from related party	13,921	—
Net cash used in financing activities	(66,717)	—

Net Change in Cash	(291,413)	—
Cash – Beginning of period	1,126,011	—
Cash – End of period	$834,598	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$182,081
Deferred offering costs included in deferred legal fees	$—	$18,220
Deferred offering costs paid through promissory note - related party	$—	$5,866
Accretion of Class A ordinary shares to redemption value	$2,058,055	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from January 31, 2024 (inception) through March 31, 2026, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which occurred on April 28, 2025 (as described below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and the concurrent sale of the Private Placement Units (as defined below). The Company has selected December 31 as its fiscal year end.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

MARCH 31, 2026

(Unaudited)

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

MARCH 31, 2026

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

(iii)	each Right that is then-issued and outstanding shall be automatically converted into one-tenth of one Class A ordinary share of Inflection Point (the “Rights Conversion”) (provided that if a holder of Rights would be entitled to receive a fraction of a Class A ordinary share upon the Rights Conversion, the number of Class A ordinary shares issued to such holder upon the Rights Conversion will be rounded down to the nearest whole number of Class A ordinary shares without cash settlement for such rounded fraction).

At the effective time of the First Merger (the “First Merger Effective Time”), by virtue of the First Merger and without any action on the part of any party or the holders of securities of Inflection Point or PubCo:

(i)	each Class A ordinary share (other than any Excluded Shares, Redeeming Shares and Inflection Point Dissenting Shares, each as defined below), which is issued and outstanding immediately prior to the First Merger Effective Time, shall be converted into the right to receive one ordinary share, par value $0.0001 per share, of PubCo (each a “PubCo Ordinary Share”);

(ii)	each ordinary share held by Inflection Point, if any (the “Excluded Shares”), that is issued and outstanding immediately prior to the First Merger Effective Time shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, without any conversion thereof and no consideration shall be paid with respect thereto;

(iii)	each Public Share properly tendered for redemption in connection with the Air Water Business Combination pursuant to the Amended and Restated Memorandum and Articles of Association (the “Redeeming Shares”) will be redeemed by Inflection Point (the “Redemption”) and each Redeeming Share shall automatically be cancelled and shall cease to exist, and each holder of such Redeeming Shares shall thereafter cease to have any rights with respect to such securities except the right to be paid the Redemption Price in accordance with the Amended and Restated Memorandum and Articles of Association;

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

(v)	each PubCo Ordinary Share that is issued and outstanding immediately prior to the First Merger Effective Time shall be irrevocably surrendered to PubCo for cancellation and for consideration equal to the subscription price (if any) that was paid for such PubCo Ordinary Share.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

(iv)	each Air Water Warrant that is issued and outstanding immediately prior to the Second Merger Effective Time which was not issued pursuant to a Pre-Funded PIPE Subscription Agreement or PIPE Agreement, will be converted into the right to receive a PubCo Series A Investor Warrant exercisable for a number of PubCo Ordinary Shares equal to the number of Air Water Ordinary Shares issuable upon a hypothetical conversion of such Air Water Warrant as of immediately prior to the Second Merger;

(v)	each restricted stock unit of Air Water (each an “Air Water RSU”) that is issued and outstanding immediately prior to the Second Merger Effective Time shall be converted into the right to receive restricted share units subject to PubCo Ordinary Shares (each a “PubCo RSU”) on the same terms and conditions (including applicable vesting, settlement and termination provisions) as are in effect with respect to each such award of Air Water RSUs; provided, that each award of PubCo RSUs will be subject to the number of PubCo Ordinary Shares equal to the product of (x) the number of whole Air Water Ordinary Shares that were subject to such award of Air Water RSUs (with any fractional share otherwise resulting rounded down to the nearest whole share) immediately prior to the Second Merger Effective Time, multiplied by (y) the Exchange Ratio;

(vi)	each performance-based restricted share unit granted that entitles the holder to a number of Earnout Shares (as defined below), determined based on the pro-rata portion of Earnout Shares attributable to such holder’s Air Water RSUs, subject to achievement of the applicable Triggering Event (as defined below) (each an “Air Water PSU”) that is issued and outstanding and unvested immediately prior to the Second Merger Effective Time shall be assumed and converted into the right to receive performance-based restricted stock units subject to PubCo Ordinary Shares (each a “PubCo PSU”) on the same terms and conditions (including applicable performance vesting criteria and other applicable settlement and termination provisions) as are in effect with respect to each such award of Air Water PSUs immediately prior to the Second Merger Effective Time; provided, that each award of PubCo PSUs will be subject to a number of PubCo Ordinary Shares, determined based on the pro-rata portion of Earnout Shares attributable to such holder’s Air Water RSUs, subject to achievement of the applicable Triggering Event (with any fractional share otherwise resulting rounded down to the nearest whole share); and

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Air Water Financings

In connection with the transactions contemplated by the Air Water Business Combination Agreement, on July 25, Air Water Ventures Ltd, a company incorporated under the laws of England and Wales (“Air Water UK”) entered into a subscription agreement with IPF, pursuant to which IPF subscribed for and purchased from Air Water UK preferred shares for an aggregate of $4 million. Such preferred shares were exchange for Air Water Series A1 Preferred Shares and Air Water Warrants to purchase Air Water Ordinary Shares. Subsequently, on August 17, 2025, the shareholders of Air Water UK (including IPF) exchanged 100% of their shares in Air Water UK for an allotment of shares in the Company as part of an internal reorganization.

In connection with the transactions contemplated by the Air Water Business Combination Agreement, on August 25, 2025, Air Water entered into a subscription agreement (the “August Pre-Funded PIPE Subscription Agreement”) with Inflection Point Fund I, LP and certain other accredited investors named therein (collectively, the “August Pre-Funded PIPE Investors”). Pursuant to the August Pre-Funded PIPE Subscription Agreement, the Pre-Funded PIPE Investors agreed, among other things, to subscribe for and purchase, and Air Water agreed, among other things, to issue and allot, Air Water Series A1 Preferred Shares and Air Water Warrants to purchase Air Water Ordinary Shares, for aggregate consideration of approximately $28.5 million, substantially concurrently with the execution and delivery of the Air Water Business Combination Agreement.

In addition, on August 25, 2025, Air Water entered into subscription agreements (the “August Closing PIPE Subscription Agreements” and together with the August Pre-Funded PIPE Subscription Agreement, the “August PIPE Agreements”) pursuant to which certain accredited investors named therein (collectively, the “August Closing PIPE Investors”) agreed, among other things, to subscribe for and purchase, and Air Water agreed, among other things, to issue and allot, Air Water Series A1 Preferred Shares or Air Water Series A2 Preferred Shares and Air Water Warrants, for aggregate consideration of approximately $31.0 million, immediately prior to the Second Merger Effective Time.

On March 19, 2026, Air Water entered into (i) a subscription agreement (together with the August Pre-Funded PIPE Subscription Agreements, the “Pre-Funded PIPE Subscription Agreements”) with Tau Capital (together with the August Pre-Funded PIPE Investors, the “Pre-Funded PIPE Investors”) pursuant to which Tau Capital agreed to purchase approximately $5.0 million of Air Water Series A Preferred Shares and Air Water Warrants (the investments contemplated by the Pre-Funded PIPE Subscription Agreements dated August 25, 2025 and March 19, 2026, collectively, the “Pre-Funded PIPE Investment”), and (ii) subscription agreements (together with the August Closing PIPE Subscription Agreements, the “Closing PIPE Subscription Agreements”) with one of the August Closing PIPE Investors and certain accredited investors named therein (together with the August Closing PIPE Investor, the “Closing PIPE Investors” and the Closing PIPE Investors together with the Pre-Funded PIPE Investors, the “PIPE Investors”), pursuant to which the Closing PIPE Investors have agreed to purchase an additional $15.0 million of Air Water Series A Preferred Shares and Air Water Warrants, which transactions will be consummated immediately prior to the Second Merger Effective Time (the investments contemplated by the Closing PIPE Subscription Agreements dated August 25, 2025 and March 19, 2026, collectively, the “Closing PIPE Investment” and the Closing PIPE Investment, together with the Pre-Signing PIPE Investment, the “PIPE Investment”).

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Please refer to the Company’s Form 8-K as filed on August 25, 2025 for the full text of the aforementioned agreements entered into in connection with the Air Water Business Combination Agreement and the Registration Statement on Form F-4 (Reg. No. 333-294998) filed by PubCo and Air Water on April 10, 2026 for additional information on the Air Water Business Combination and the parties thereto.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had cash and cash equivalents of $834,598. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units at a price of $10.00 per Unit at the option of the lender. As of March 31, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed consolidated financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the completion window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the completion window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 28, 2027, the end of the completion window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three and nine months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $834,598 and $1,126,011 and did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2026 and December 31, 2025, the assets held in the Trust Account of $261,298,144 and $258,955,961, respectively, were held in money market funds. As of March 31, 2026 and December 31, 2025, accrued income of $790,642 and $824,770, respectively, on the assets held in Trust account is included in other receivable – dividend income on the Company’s condensed consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2026 and December 31, 2025, there was $584,598 and $876,011, respectively, that exceeded the Federal Deposit Insurance Corporation coverage limit of $250,000.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	253,000,000
Less:
Proceeds allocated to Public Rights	(7,369,890)
Class A ordinary shares issuance cost	(16,778,066)
Plus:
Accretion of carrying value to redemption value	30,928,687
Class A Ordinary Shares subject to possible redemption, December 31, 2025	259,780,731
Plus:
Accretion of carrying value to redemption value	2,058,055
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$261,838,786

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

MARCH 31, 2026

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

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Net income (loss)	$1,681,317	$(80,334)
Permitted withdrawal from Trust account for working capital purposes	250,000	—
Dividend income from Trust account	(2,308,055)	—
Net loss including accretion of temporary equity to redemption value	$(376,738)	$(80,334)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Redeemable shares
Numerator:
Allocation of net loss	$(276,488)	$—
Permitted withdrawal from Trust account for working capital purposes	(250,000)	—
Dividend income from Trust account	2,308,055	—
Net income	$1,781,567	$—
Denominator:
Weighted average number of Redeemable shares	25,300,000	—
Basic and diluted net income per Redeemable share	$0.07	$—

Non-redeemable shares
Numerator:
Allocation of net loss	$(100,250)	$(80,334)
Denominator:
Weighted average number of Non-redeemable shares	9,173,333	7,333,333
Basic and diluted net loss per Non-redeemable share	$(0.01)	$(0.01)

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statement.

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

MARCH 31, 2026

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

Promissory Note — Related Party

On October 10, 2024, an affiliate of the Sponsor, Inflection Point Fund I, LP, had agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company repaid $184,282 at the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, respectively, the Company had $187 and $187 outstanding under the promissory note. Borrowings under the note are no longer available.

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

For the three months ended March 31, 2026, we incurred $87,500 of fees for these services, of which $29,167 is included in accounts payable and accrued expenses in the accompanying balance sheets. For the three months ended March 31, 2025, we did not incur any fees for these services.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts and funds received from permitted withdrawals but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into additional Private Placement Units at a price of $10.00 per Unit at the option of the lender. As of March 31, 2026 and December 31, 2025, no such loans were outstanding.

Advances from Related Party

As of March 31, 2026 and December 31, 2025, the Company owed related parties $13,921 and $80,638, respectively for expenses paid on the Company’s behalf.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Deferred Legal Fees

As of March 31, 2026 and December 31, 2025, the Company had a total of $3,023,074 and $2,517,919, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon the consummation of the Business Combination, which are classified as a non-current liability in the accompanying condensed consolidated balance sheets.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 740,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 8,433,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). As a result of the full exercise of the over-allotment option by the underwriter, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

At March 31, 2026 and December 31, 2025, assets held in the Trust Account were comprised of $261,298,144 and $258,955,961 in money market funds which are invested primarily in U.S. Treasury Securities. As of March 31, 2026 and December 31, 2025, accrued income of $790,642 and $824,770 on the assets held in Trust account is included in other receivable – dividend income on the Company’s condensed consolidated balance sheets. From inception through March 31, 2026, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$261,298,144

Description	Level	December 31, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$258,955,961

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

	March 31,	December 31,
	2026	2025
Cash and marketable securities held in Trust Account	$261,298,144	$258,955,961
Cash	$834,598	$1,126,011

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Formation and operating costs	$626,738	$80,334
Dividend income earned on marketable securities held in Trust Account	$2,308,055	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

(iii)	each Right that is then-issued and outstanding shall be automatically converted into one-tenth of one Class A Ordinary Share of Inflection Point (provided that if a holder of Rights would be entitled to receive a fraction of a Class A Ordinary Share upon the Rights Conversion, the number of Class A Ordinary Shares issued to such holder upon the Rights Conversion will be rounded down to the nearest whole number of Class A Ordinary Shares without cash settlement for such rounded fraction).

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

(v)	each PubCo Ordinary Share that is issued and outstanding immediately prior to the First Merger Effective Time shall be irrevocably surrendered to PubCo for cancellation and for consideration equal to the subscription price (if any) that was paid for such PubCo Ordinary Share.

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

Air Water Financings

In connection with the transactions contemplated by the Air Water Business Combination Agreement, on July 25, Air Water UK entered into a subscription agreement with IPF, pursuant to which IPF subscribed for and purchased from Air Water UK preferred shares for an aggregate of $4 million. Such preferred shares were exchange for Air Water Series A1 Preferred Shares and Air Water Warrants to purchase Air Water Ordinary Shares. Subsequently, on August 17, 2025, the shareholders of Air Water UK (including IPF) exchanged 100% of their shares in Air Water UK for an allotment of shares in the Company as part of an internal reorganization.

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

On March 19, 2026, the Company entered into (i) the Pre-Funded PIPE Subscription Agreement with Tau Capital pursuant to which Tau Capital agreed to purchase approximately $5.0 million of Company Series A Preferred Shares and Company Warrants, and (ii) the Closing PIPE Subscription Agreements with additional Closing PIPE Investors, pursuant to which the Closing PIPE Investors have agreed to purchase approximately $15.0 million of Company Series A Preferred Shares and Company Warrants, which transactions will be consummated immediately prior to the Second Merger Effective Time.

Closing Conditions

The obligations of Inflection Point, Air Water, PubCo and Merger Sub to consummate the Air Water Business Combination are subject to the satisfaction or waiver of customary closing conditions, including without limitation: (i) the adoption and/or approval, as applicable, by Inflection Point’s shareholders of (A) the adoption and approval of the Air Water Business Combination Agreement, the Mergers and the other transactions contemplated by the Air Water Business Combination Agreement, (B) the entry into the first plan of merger, (C) the adoption and approval of any other proposals as the SEC may indicate are necessary in its comments to the registration statement related to the Air Water Business Combination, and D) the adoption and approval of such other matters as Air Water and Inflection Point shall hereafter mutually determine to be necessary or appropriate in order to effect the Air Water Business Combination, (ii) the approval of the holders of Air Water Shares (voting together as a single class and not as a separate series, and on an as-converted basis) of (A) the adoption and approval of the Air Water Business Combination Agreement and the Mergers, (B) the entry into the second plan of merger, and (C) the other transactions of the Air Water Business Combination Agreement, (iii) no adverse law or order that has the effect of making the transactions contemplated by the Air Water Business Combination Agreement illegal or otherwise prohibiting the consummation of such transactions, (iv) the expiration of all waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act with respect to the Air Water Business Combination, (v) approval of the listing of the PubCo Ordinary Shares on the Nasdaq Stock Market LLC, (vi) the registration statement related to the Air Water Business Combination having become effective (with no stop order having been issued by the SEC which remains in effect and no proceeding seeking such a stop order having been threatened or initiated by the SEC and not withdrawn), (vii) the accuracy of the representations and warranties and the performance of the covenants and agreements of each of the parties to the Air Water Business Combination Agreement, in each case subject to certain qualifiers, (viii) duly executed pay-off letters certifying certain indebtedness of Air Water and its subsidiaries, as specified in the Air Water Business Combination Agreement, shall have been paid off, (ix) execution and delivery of the other agreements, instruments, certificates or documents required to be executed or delivered in connection with or pursuant to the Air Water Business Combination Agreement, as applicable, (x) with respect to Inflection Point, Inflection Point shall have made all necessary and appropriate arrangements with the trustee to have all of the funds held in the Trust Account disbursed to Inflection Point in accordance with the Air Water Business Combination Agreement upon the Closing, and all such funds released from the Trust Account shall be available to PubCo, (xi) no material adverse effect with respect to either Air Water or Inflection Point shall have occurred which is continuing and (xii) each of Air Water and Inflection Point shall have delivered a customary closing certificate.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 31, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,681,317, which consists of dividends earned on marketable securities held in the Trust Account of $2,308,055 offset by formation and operating costs of $626,738.

For the three months ended March 31, 2025, we had a net loss of $80,334, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

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

For the three months ended March 31, 2026, cash used in operating activities was $224,696. Net income of $1,681,317 was affected by interest earned on marketable securities held in the Trust Account of $2,308,055. Changes in operating assets and liabilities provided $402,042 of cash for operating activities.

For the three months ended March 31, 2025, cash used by operating activities was $0. Net loss of $80,334 was affected by changes in operating assets and liabilities provided $75,334 of cash for operating activities and payment of operating costs via promissory note – related party of $5,000.

As of March 31, 2026, we had marketable securities held in the Trust Account of $261,298,144 and accrued interest of $790,642 which is included in other receivable – dividend income on our condensed consolidated balance sheets. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. We may withdraw interest or dividends earned on the funds held in the Trust Account for permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $834,598. We intend to use the funds held outside the Trust Account plus permitted withdrawals primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on form 10-K filed with the SEC on March 31, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed our annual report on form 10-K filed with the SEC on March 31, 2026, but we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

INFLECTION POINT ACQUISITION CORP. III

Date: May 14, 2026	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Peter Ondishin
	Name:	Peter Ondishin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)