Form 10-Q
period 2026-06-30
Inflection Point Acquisition Corp. III
filed 2026-08-13
CIK 2012318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 11, 2026, there were 26,040,000 Class A ordinary shares, $0.0001 par value per share and 8,433,333 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

INFLECTION POINT ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Condensed Consolidated Statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$761,627	$1,126,011
Prepaid expenses and other current assets	193,087	174,127
Total Current Assets	954,714	1,300,138

Long-term prepaid insurance	—	53,557
Other receivable – dividend income	773,184	824,770
Cash and marketable securities held in Trust Account	263,398,723	258,955,961
TOTAL ASSETS	$265,126,621	$261,134,426

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$176,759	$302,149
Accrued offering costs	—	75,000
Advances from related party	1,079	80,638
Promissory note – related party	187	187
Total current liabilities	178,025	457,974
Deferred legal fees	3,249,148	2,517,919
Deferred underwriting fee payable	12,045,000	12,045,000
TOTAL LIABILITIES	15,472,173	15,020,893

Commitments
Class A ordinary shares subject to possible redemption, 25,300,000 shares at a redemption value of $10.44 and $10.27 per share as of June 30, 2026 and December 31, 2025, respectively	264,171,907	259,780,731

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 740,000 shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025	74	74
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,433,333 shares issued and outstanding at June 30, 2026 and December 31, 2025	844	844
Additional paid-in capital	—	—
Accumulated deficit	(14,518,377)	(13,668,116)
Total Shareholders’ Deficit	(14,517,459)	(13,667,198)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$265,126,621	$261,134,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Formation and operating costs	$473,523	$467,291	$1,100,261	$547,625
Loss from operations	(473,523)	(467,291)	(1,100,261)	(547,625)

OTHER INCOME (EXPENSE)
Compensation expense	—	(2,581,854)	—	(2,581,854)
Dividend earned on marketable securities held in Trust Account	2,333,121	1,831,762	4,641,176	1,831,762
Total other income (expense), net	2,333,121	(750,092)	4,641,176	(750,092)

NET INCOME (LOSS)	$1,859,598	$(1,217,383)	$3,540,915	$(1,297,717)

Weighted average shares outstanding, Redeemable shares	25,300,000	17,515,385	25,300,000	8,855,000
Basic and diluted net income per share, Redeemable shares	$0.08	$0.45	$0.15	$1.37
Weighted average shares outstanding, Non-redeemable shares(1)	9,173,333	8,945,641	9,173,333	8,692,333
Basic and diluted net loss per share, Non-redeemable shares	$(0.01)	$(1.02)	$(0.02)	$(1.54)

(1)	On April 28, 2025, the Company consummated the Initial Public Offering of 25,300,000 units at $10.00 per unit, which includes the full exercise of the underwriter’s over-allotment option, therefore the 1,100,000 founder shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	740,000	$74	8,433,333	$844	$—	$(13,668,116)	$(13,667,198)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,058,055)	(2,058,055)

Net income	—	—	—	—	—	1,681,317	1,681,317

Balance – March 31, 2026	740,000	74	8,433,333	844	—	(14,044,854)	(14,043,936)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,333,121)	(2,333,121)

Net income	—	—	—	—	—	1,859,598	1,859,598

Balance – June 30, 2026	740,000	$74	8,433,333	$844	$—	$(14,518,377)	$(14,517,459)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	8,433,333	$844	$24,156	$(85,796)	$(60,796)

Net loss	—	—	—	—	—	(80,334)	(80,334)

Balance – March 31, 2025	—	$—	8,433,333	$844	$24,156	$(166,130)	$(141,130)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(16,847,951)	(8,881,767)	(25,729,718)

Sale of 740,000 Private Placement Units	740,000	74	—	—	7,399,926	—	7,400,000

Fair value of rights included in Public units	—	—	—	—	7,369,890	—	7,369,890

Allocated value of transaction costs to Class A shares	—	—	—	—	(527,875)	—	(527,875)

Share based compensation	—	—	—	—	2,581,854	—	2,581,854

Net loss	—	—	—	—	—	(1,217,383)	(1,217,383)

Balance – June 30, 2025	740,000	$74	8,433,333	$844	$—	$(10,265,280)	$(10,264,362)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,540,915	$(1,297,717)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend earned on marketable securities held in Trust Account	(4,641,176)	(1,831,762)
Compensation expense	—	2,581,854
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares
Formation costs paid via advance from related party
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(18,960)	(240,384)
Long Term prepaid insurance	53,557	(137,385)
Accrued expenses	(125,390)	130,814
Deferred legal fee	731,229	66,652
Net cash used in operating activities	(459,825)	(727,928)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(253,000,000)
Cash withdrawn from Trust Account for working capital purposes	250,000	—
Net cash provided by (used in) investing activities	250,000	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	248,600,000
Proceeds from sale of Private Placement Units	—	7,400,000
Repayment of advances from related party	(94,559)	—
Advances from related party	15,000	—
Proceeds from promissory note – related party	—	45,875
Repayment of promissory note – related party	—	(184,282)
Payment of offering costs	(75,000)	(624,199)
Net cash (used in) provided by financing activities	(154,559)	255,237,394

Net Change in Cash	(364,384)	1,509,466
Cash – Beginning of period	1,126,011	—
Cash – End of period	$761,627	$1,509,466

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$112,899
Deferred offering costs paid through promissory note – related party	$—	$5,866
Prepaid services contributed by Sponsor through promissory note - related party	$—	$5,844
Accretion of Class A ordinary shares to redemption value	$4,391,176	$25,729,718
Deferred underwriting fee payable	$—	$12,045,000
Deferred legal fee payable in offering costs	$—	$34,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 31, 2024 (inception) through June 30, 2026, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which occurred on April 28, 2025 (as described below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering and the concurrent sale of the Private Placement Units (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Air Water Business Combination

On August 25, 2025, Inflection Point, Air Water Ventures Holdings Limited, a Cayman Islands exempted company (“Air Water”), Air Water Ventures Limited, a Cayman Islands exempted company (“PubCo”) and Merger Sub, entered into a Business Combination Agreement (as amended on December 31, 2025 and June 5, 2026, the “Air Water Business Combination Agreement”).

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Amendment No. 2 to Business Combination Agreement

On June 5, 2026, the Company and Air Water entered into that certain Amendment No. 2 to the Business Combination Agreement (the “BCA Amendment”). The BCA Amendment:

(i)	Reduces the aggregate base consideration to be paid to holders of ordinary shares of Air Water from $300,000,000 to $200,000,000.

(ii)	Modifies the triggering events upon which additional ordinary shares of PubCo may be issued pursuant to the earnout provisions in the Air Water Business Combination Agreement as follows:

	●	“Triggering Event I” will occur if, on or prior to the quarter ending December 31, 2027, the annual revenue run rate of PubCo equals or exceeds $80,000,000.

	●	“Triggering Event II” will occur if, on or prior to the quarter ending December 31, 2027, the annual EBITDA run rate of PubCo equals or exceeds $30,000,000.

	●	“Triggering Event III” will occur if, on or prior to the quarter ending June 30, 2028, (a) the annual revenue run rate of PubCo equals or exceeds $160,000,000 and (b) the annual EBITDA run rate of PubCo equals or exceeds $70,000,000.

	●	“Triggering Event IV” will occur if, between the six-month anniversary of closing of the Air Water Business Combination and June 30, 2028, the trading price of PubCo’s ordinary shares is greater than or equal to $20.00 for at least 30 trading days out of 45 consecutive trading days.

(iii)	Reduces the number of ordinary shares of PubCo may be issued pursuant to the earnout provisions in the Air Water Business Combination Agreement from a maximum of 30,000,000 ordinary shares (in four equal tranches of 7,500,000 ordinary shares) to a maximum of 20,000,000 ordinary shares (in four equal tranches of 5,000,000 ordinary shares).

(iv)	Updates the allocation schedule with respect to the holders of equity of the Company that are eligible to participate in the earnout under the Air Water Business Combination Agreement.

Pursuant to the Air Water Business Combination Agreement as amended by the BCA Amendment, the “Exchange Ratio” will be equal to (A) the quotient of (i) $200,000,000 divided by (ii) the Redemption Price, divided by (B) the total number of Air Water Ordinary Shares (including the Air Water Ordinary Shares underlying the Air Water RSUs) issued and outstanding immediately prior to the Second Merger Effective Time.

In addition, following the Second Merger Effective Time, Pubco will issue to certain Air Water equity holders, the holders of Air Water PSUs (the “Air Water PSU Holders”) and holders of PubCo Series A Investor Warrant received in exchange for Air Water Waters up to 20,000,000 additional PubCo Ordinary Shares in the aggregate (the “Earnout Shares”) in four tranches of 5,000,000, respectively, upon occurrence of the following events (each a “Triggering Event”):

●	(i) on or prior to the quarter ending December 31, 2027, the Revenue Run Rate (as defined in the Air Water Business Combination Agreement) equals or exceeds $80,000,000;

●	on or prior to the quarter ending December 31, 2027, the EBITDA Run Rate (as defined in the Business Combination Agreement) equals or exceeds $30,000,000;

●	on or prior to the quarter ending June 30, 2028, (a) the Revenue Run Rate equals or exceeds $160,000,000 and (b) the EBITDA Run Rate equals or exceeds $70,000,000; and

●	within the time period beginning on the date that is the six (6)-month anniversary of the Second Merger Effective Time and ending on June 30, 2028, the closing sale price of one PubCo Ordinary Share as reported on the Nasdaq Stock Market LLC (“Nasdaq”) (or the exchange on which the PubCo Ordinary Shares are then listed) for a period of at least twenty (20) days out of thirty (30) consecutive trading days ending on the trading day immediately prior to the date of determination, is greater than or equal to $20.00, in each case subject to Equitable Adjustments for any reclassification, share split (including a reverse share split), reorganization, recapitalization, split-up, combination, exchange of shares, readjustment, or other similar transaction, or a share dividend or share distribution.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On March 19, 2026, Air Water entered into (i) a subscription agreement (the “March Pre-Funded PIPE Subscription Agreement”) with Tau Capital (together with the August Pre-Funded PIPE Investors, the “Pre-Funded PIPE Investors”) pursuant to which Tau Capital agreed to purchase approximately $5.0 million of Air Water Series A Preferred Shares and Air Water Warrants (the investments contemplated by the Pre-Funded PIPE Subscription Agreements dated August 25, 2025 and March 19, 2026, collectively, the “Pre-Funded PIPE Investment”), and (ii) subscription agreements (together with the August Closing PIPE Subscription Agreements, the “Closing PIPE Subscription Agreements”) with one of the August Closing PIPE Investors and certain accredited investors named therein (together with the August Closing PIPE Investor, the “Closing PIPE Investors” and the Closing PIPE Investors together with the Pre-Funded PIPE Investors, the “PIPE Investors”), pursuant to which the Closing PIPE Investors have agreed to purchase an additional $15.0 million of Air Water Series A Preferred Shares and Air Water Warrants, which transactions will be consummated immediately prior to the Second Merger Effective Time (the investments contemplated by the Closing PIPE Subscription Agreements dated August 25, 2025 and March 19, 2026, collectively, the “Closing PIPE Investment”). Further, on May 25, 2026 and June 5, 2026, Air Water entered into additional Pre-Funded PIPE Subscription Agreements (together with the August Pre-Funded PIPE Subscription Agreement and the March Pre-Funded PIPE Subscription Agreement, the “Pre-Funded PIPE Subscription Agreements”) pursuant to which a certain Pre-Funded PIPE Investor and Inflection Point Fund I, LP agreed to purchase an additional $7.5 million and $5.0 million, respectively, of Air Water Series A Preferred Shares and Air Water Warrants (the investments contemplated by the Pre-Funded PIPE Subscription Agreements dated August 25, 2025, March 19, 2026, May 25, 2026 and June 5, 2026, collectively, the “Pre-Funded PIPE Investment” and together with the Closing PIPE Investment, the “PIPE Investment”).

Closing Conditions

The obligations of Inflection Point, Air Water, PubCo and Merger Sub to consummate the Air Water Business Combination are subject to the satisfaction or waiver of customary closing conditions, including without limitation: (i) the adoption and/or approval, as applicable, by Inflection Point’s shareholders of (A) the adoption and approval of the Air Water Business Combination Agreement, the Mergers and the other transactions contemplated by the Air Water Business Combination, (B) the entry into the first plan of merger, (C) the adoption and approval of any other proposals as the SEC may indicate are necessary in its comments to the registration statement related to the Air Water Business Combination, and (D) the adoption and approval of such other matters as Air Water and Inflection Point shall hereafter mutually determine to be necessary or appropriate in order to effect the Air Water Business Combination, which approvals were received on July 29, 2026 (ii) the approval of the holders of Air Water Shares (voting together as a single class and not as a separate series, and on an as-converted basis) of (A) the adoption and approval of the Air Water Business Combination Agreement and the Mergers, (B) the entry into the second plan of merger, and (C) the other transactions of the Air Water Business Combination, (iii) no adverse law or order that has the effect of making the transactions contemplated by the Air Water Business Combination Agreement illegal or otherwise prohibiting the consummation of such transactions, (iv) the expiration of all waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act with respect to the Business Combination, (v) approval of the listing of the PubCo Ordinary Shares on the Nasdaq Stock Market LLC, (vi) the registration statement related to the Air Water Business Combination having become effective (with no stop order having been issued by the SEC which remains in effect and no proceeding seeking such a stop order having been threatened or initiated by the SEC and not withdrawn), (vii) the accuracy of the representations and warranties and the performance of the covenants and agreements of each of the parties to the Air Water Business Combination Agreement, in each case subject to certain qualifiers, (viii) duly executed pay-off letters certifying certain indebtedness of Air Water and its subsidiaries, as specified in the Air Water Business Combination Agreement, shall have been paid off, (ix) execution and delivery of the other agreements, instruments, certificates or documents required to be executed or delivered in connection with or pursuant to the Air Water Business Combination Agreement, as applicable, (x) with respect to Inflection Point, Inflection Point shall have made all necessary and appropriate arrangements with the trustee to have all of the funds held in the Trust Account disbursed to Inflection Point in accordance with the Air Water Business Combination Agreement upon the Closing, and all such funds released from the Trust Account shall be available to PubCo, (xi) no material adverse effect with respect to either Air Water or Inflection Point shall have occurred which is continuing, and (xii) each of Air Water and Inflection Point shall have delivered a customary closing certificate.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Sponsor Support Agreement

In connection with the execution of the Air Water Business Combination Agreement, the Sponsor has entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Inflection Point, PubCo and Air Water, pursuant to which the Sponsor has agreed to, among other things, (a) vote the Class B ordinary shares and the Class A ordinary shares held by Sponsor (together with any other equity securities thereafter acquired by Sponsor, the “Sponsor Subject Securities”) in favor of the matters to be approved by the shareholders of Inflection Point in connection with the Air Water Business Combination at any meeting of Inflection Point shareholders called for approval of the Business Combination, (b) waive its anti-dilution rights in the Amended and Restated Memorandum and Articles, (c) waive its dissenter rights under Section 238 of the Cayman Act and any other similar statute, (d) be bound by certain other covenants and agreements related to the Air Water Business Combination and (e) be bound by certain transfer restrictions with respect to the Sponsor Subject Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Air Water Business Combination with respect to any Sponsor Subject Securities they may hold.

Please refer to the Company’s Form 8-Ks as filed on August 25, 2025 and June 9, 2026 for the full text of the aforementioned agreements entered into in connection with the Air Water Business Combination Agreement and the Definitive Proxy Statement filed by the Company on July 8, 2026 for additional information on the Air Water Business Combination and the parties thereto.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash and cash equivalents of $761,627. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units at a price of $10.00 per Unit at the option of the lender. As of June 30, 2026, no such Working Capital Loans were outstanding.

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $761,627 and $1,126,011 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2026 and December 31, 2025, the assets held in the Trust Account of $263,398,723 and $258,955,961, respectively, were held in money market funds. As of June 30, 2026 and December 31, 2025, accrued income of $773,184 and $824,770, respectively, on the assets held in Trust account is included in other receivable – dividend income on the Company’s condensed consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2026 and December 31, 2025, there was $511,627 and $876,011, respectively, that exceeded the Federal Deposit Insurance Corporation coverage limit of $250,000.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

JUNE 30, 2026

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

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	253,000,000
Less:
Proceeds allocated to Public Rights	(7,369,890)
Class A ordinary shares issuance cost	(16,778,066)
Plus:
Accretion of carrying value to redemption value	30,928,687
Class A Ordinary Shares subject to possible redemption, December 31, 2025	259,780,731
Plus:
Accretion of carrying value to redemption value	2,058,055
Class A Ordinary Shares subject to possible redemption, March 31, 2026	261,838,786
Plus:
Accretion of carrying value to redemption value	2,333,121
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$264,171,907

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Net Income (Loss) per Ordinary Share

Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the Initial Public Offering and rights issued as components of the Private Placement Units (the “Private Placement Rights” and together with the Public Rights, the “Rights”) since the exercise of the Rights are contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$1,859,598	$(1,217,383)	$3,540,915	$(1,297,717)
Accretion of temporary equity to redemption value	—	(24,147,956)	—	(24,147,956)
Permitted withdrawal from Trust account for working capital purposes	250,000	250,000	250,000	250,000
Dividend income from Trust account	(2,333,121)	(1,831,762)	(4,641,176)	(1,831,762)
Net loss including accretion of temporary equity to redemption value	$(223,523)	$(26,947,101)	$(850,261)	$(27,027,435)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Redeemable shares
Numerator:
Allocation of net loss	$(164,044)	$(17,837,133)	$(624,007)	$(13,638,992)
Accretion of temporary equity to redemption value	—	24,147,956	—	24,147,956
Permitted withdrawal from Trust account for working capital purposes	(250,000)	(250,000)	(250,000)	(250,000)
Dividend income from Trust account	2,333,121	1,831,762	4,641,176	1,831,762
Net income	$1,919,077	$7,892,585	$3,767,169	$12,090,726
Denominator:
Weighted average number of Redeemable shares	25,300,000	17,515,385	25,300,000	8,855,000
Basic and diluted net income per redeemable share	$0.08	$0.45	$0.15	$1.37

Non-redeemable shares
Numerator:
Allocation of net loss	$(59,479)	$(9,109,968)	$(226,254)	$(13,388,443)
Denominator:
Weighted average number of Non-redeemable shares	9,173,333	8,945,641	9,173,333	8,692,333
Basic and diluted net loss per Non-redeemable share	$(0.01)	$(1.02)	$(0.02)	$(1.54)

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

Promissory Note — Related Party

On October 10, 2024, an affiliate of the Sponsor, Inflection Point Fund I, LP, had agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company repaid $184,282 at the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, respectively, the Company had $187 and $187 outstanding under the promissory note. Borrowings under the note are no longer available.

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

For the three and six months ended June 30, 2026, we incurred and paid $87,500 and $175,000 of fees for these services, respectively. For the three and six months ended June 30, 2025, we incurred and paid $64,167 of fees for these services.

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts and funds received from permitted withdrawals but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into additional Private Placement Units at a price of $10.00 per Unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such loans were outstanding.

Advances from Related Party

As of June 30, 2026 and December 31, 2025, the Company owed related parties $1,079 and $80,638, respectively for expenses paid on the Company’s behalf.

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

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Deferred Legal Fees

As of June 30, 2026 and December 31, 2025, the Company had a total of $3,249,148 and $2,517,919, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon the consummation of the Business Combination, which are classified as a non-current liability in the accompanying condensed consolidated balance sheets.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 740,000 Class A ordinary shares issued and outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 8,433,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). As a result of the full exercise of the over-allotment option by the underwriter, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

JUNE 30, 2026

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

At June 30, 2026 and December 31, 2025, assets held in the Trust Account were comprised of $263,398,723 and $258,955,961 in money market funds which are invested primarily in U.S. Treasury Securities. As of June 30, 2026 and December 31, 2025, accrued income of $773,184 and $824,770 on the assets held in Trust account is included in other receivable – dividend income on the Company’s condensed consolidated balance sheets. From inception through June 30, 2026, the Company did not withdraw any interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$263,398,723

Description	Level	December 31, 2025
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$258,955,961

INFLECTION POINT ACQUISITION CORP. III

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statement of operations as net income (loss). The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30,	December 31,
	2026	2025
Cash and marketable securities held in Trust Account	$263,398,723	$258,955,961
Cash	$761,627	$1,126,011

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Formation and operating costs	$473,523	$467,291	$1,100,261	$547,625
Dividend income earned on marketable securities held in Trust Account	$2,333,121	$1,831,762	$4,641,176	$1,831,762

The key measures of segment profit or loss reviewed by the CODM are general and administrative costs. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

On July 21, 2026, the Company entered into an agreement with a service provider in which a portion of the cash fee payable to the service provider would be equal to the product of 125,000 multiplied by the redemption price of the Class A ordinary shares of the Company in connection with the Air Water Business Combination subject to the service provider providing evidence within five business days of the closing of the Air Water Business Combination that the service provider held 125,000 Class A ordinary shares of the Company as of immediately prior to the closing of the Air Water Business Combination that were not redeemed.

On July 29, 2026, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), at which shareholders approved the previously announced Air Water Business Combination Agreement and the transactions contemplated thereby, including the proposed Air Water Business Combination among the Company, Air Water, PubCo and Merger Sub. Shareholders also approved the related merger proposal and other proposals necessary to effect the Air Water Business Combination.

In connection with the Extraordinary General Meeting, the Company received redemption requests from holders of 24,548,661 Class A ordinary shares of the Company.

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

Business Combination with Air Water

On August 25, 2025, Inflection Point, Air Water, PubCo and Merger Sub, entered into the Air Water Business Combination Agreement, which was subsequently amended on December 31, 2025 and June 5, 2026.

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

Structure and consideration

One day prior to the First Merger Effective Date:

(i)	each then-issued and outstanding Unit were automatically detached and separated into one Class A Ordinary Share and one Right to receive one-tenth of one Class A Ordinary Share, upon the closing of Inflection Point’s initial business combination;

(ii)	pursuant to Inflection Point’s Amended and Restated Memorandum and Articles of Association and the Sponsor Support Agreement each of the then issued and outstanding Class B Ordinary Shares, par value $0.0001 per share, of Inflection Point converted automatically, on a one-for-one basis, into one Class A Ordinary Share of Inflection Point; and

(iii)	each Right that is then-issued and outstanding was automatically converted into one-tenth of one Class A Ordinary Share of Inflection Point (provided that if a holder of Rights would be entitled to receive a fraction of a Class A Ordinary Share upon the Rights Conversion, the number of Class A Ordinary Shares issued to such holder upon the Rights Conversion were rounded down to the nearest whole number of Class A Ordinary Shares without cash settlement for such rounded fraction).

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

(vii)	each Merger Sub Share that is issued and outstanding immediately prior to the Second Merger Effective Time shall be converted into and become one validly issued, fully paid and non-assessable ordinary share of Merger Sub (as the surviving corporation of the Second Merger).

Amendment No. 2 to Business Combination Agreement

On June 5, 2026, the Company and Air Water entered into that the BCA Amendment. The BCA Amendment:

(i)	Reduces the aggregate base consideration to be paid to holders of ordinary shares of Air Water from $300,000,000 to $200,000,000.

(ii)	Modifies the triggering events upon which additional ordinary shares of PubCo may be issued pursuant to the earnout provisions in the Air Water Business Combination Agreement as follows:

	●	“Triggering Event I” will occur if, on or prior to the quarter ending December 31, 2027, the annual revenue run rate of PubCo equals or exceeds $80,000,000.

	●	“Triggering Event II” will occur if, on or prior to the quarter ending December 31, 2027, the annual EBITDA run rate of PubCo equals or exceeds $30,000,000.

	●	“Triggering Event III” will occur if, on or prior to the quarter ending June 30, 2028, (a) the annual revenue run rate of PubCo equals or exceeds $160,000,000 and (b) the annual EBITDA run rate of PubCo equals or exceeds $70,000,000.

	●	“Triggering Event IV” will occur if, between the six-month anniversary of closing of the Air Water Business Combination and June 30, 2028, the trading price of PubCo’s ordinary shares is greater than or equal to $20.00 for at least 30 trading days out of 45 consecutive trading days.

(iii)	Reduces the number of ordinary shares of PubCo may be issued pursuant to the earnout provisions in the Air Water Business Combination Agreement from a maximum of 30,000,000 ordinary shares (in four equal tranches of 7,500,000 ordinary shares) to a maximum of 20,000,000 ordinary shares (in four equal tranches of 5,000,000 ordinary shares).

(iv)	Updates the allocation schedule with respect to the holders of equity of the Company that are eligible to participate in the earnout under the Air Water Business Combination Agreement.

Pursuant to the Air Water Business Combination Agreement as amended by the BCA Amendment, the “Exchange Ratio” will be equal to (A) the quotient of (i) $200,000,000 divided by (ii) the Redemption Price, divided by (B) the total number of Air Water Ordinary Shares (including the Air Water Ordinary Shares underlying the Air Water RSUs) issued and outstanding immediately prior to the Second Merger Effective Time.

In addition, following the Second Merger Effective Time, PubCo will issue to certain Air Water equity holders, the Air Water PSU Holders and holders of PubCo Series A Investor Warrant received in exchange for Air Water Waters up to 20,000,000 additional Earnout Shares in four tranches of 5,000,000, respectively, upon the occurrence of each of the following four Triggering Events:

●	(i) on or prior to the quarter ending December 31, 2027, the Revenue Run Rate (as defined in the Air Water Business Combination Agreement) equals or exceeds $80,000,000;

●	on or prior to the quarter ending December 31, 2027, the EBITDA Run Rate (as defined in the Business Combination Agreement) equals or exceeds $30,000,000;

●	on or prior to the quarter ending June 30, 2028, (a) the Revenue Run Rate equals or exceeds $160,000,000 and (b) the EBITDA Run Rate equals or exceeds $70,000,000;

●	within the time period beginning on the date that is the six (6)-month anniversary of the Second Merger Effective Time and ending on June 30, 2028, the closing sale price of one PubCo Ordinary Share as reported on the Nasdaq Stock Market LLC (“Nasdaq”) (or the exchange on which the PubCo Ordinary Shares are then listed) for a period of at least twenty (20) days out of thirty (30) consecutive trading days ending on the trading day immediately prior to the date of determination, is greater than or equal to $20.00, in each case subject to Equitable Adjustments for any reclassification, share split (including a reverse share split), reorganization, recapitalization, split-up, combination, exchange of shares, readjustment, or other similar transaction, or a share dividend or share distribution.

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

Further, on May 25, 2026 and June 5, 2026, Air Water entered into additional Pre-Funded PIPE Subscription Agreements pursuant to which a certain Pre-Funded PIPE Investor and Inflection Point Fund I, LP agreed to purchase an additional $7.5 million and $5.0 million, respectively, of Air Water Series A Preferred Shares and Air Water Warrants.

Closing Conditions

The obligations of Inflection Point, Air Water, PubCo and Merger Sub to consummate the Air Water Business Combination are subject to the satisfaction or waiver of customary closing conditions, including without limitation: (i) the adoption and/or approval, as applicable, by Inflection Point’s shareholders of (A) the adoption and approval of the Air Water Business Combination Agreement, the Mergers and the other transactions contemplated by the Air Water Business Combination Agreement, (B) the entry into the first plan of merger, (C) the adoption and approval of any other proposals as the SEC may indicate are necessary in its comments to the registration statement related to the Air Water Business Combination, and D) the adoption and approval of such other matters as Air Water and Inflection Point shall hereafter mutually determine to be necessary or appropriate in order to effect the Air Water Business Combination, which approvals were received on July 29, 2026 (ii) the approval of the holders of Air Water Shares (voting together as a single class and not as a separate series, and on an as-converted basis) of (A) the adoption and approval of the Air Water Business Combination Agreement and the Mergers, (B) the entry into the second plan of merger, and (C) the other transactions of the Air Water Business Combination Agreement, (iii) no adverse law or order that has the effect of making the transactions contemplated by the Air Water Business Combination Agreement illegal or otherwise prohibiting the consummation of such transactions, (iv) the expiration of all waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act with respect to the Air Water Business Combination, (v) approval of the listing of the PubCo Ordinary Shares on the Nasdaq Stock Market LLC, (vi) the registration statement related to the Air Water Business Combination having become effective (with no stop order having been issued by the SEC which remains in effect and no proceeding seeking such a stop order having been threatened or initiated by the SEC and not withdrawn), (vii) the accuracy of the representations and warranties and the performance of the covenants and agreements of each of the parties to the Air Water Business Combination Agreement, in each case subject to certain qualifiers, (viii) duly executed pay-off letters certifying certain indebtedness of Air Water and its subsidiaries, as specified in the Air Water Business Combination Agreement, shall have been paid off, (ix) execution and delivery of the other agreements, instruments, certificates or documents required to be executed or delivered in connection with or pursuant to the Air Water Business Combination Agreement, as applicable, (x) with respect to Inflection Point, Inflection Point shall have made all necessary and appropriate arrangements with the trustee to have all of the funds held in the Trust Account disbursed to Inflection Point in accordance with the Air Water Business Combination Agreement upon the Closing, and all such funds released from the Trust Account shall be available to PubCo, (xi) no material adverse effect with respect to either Air Water or Inflection Point shall have occurred which is continuing and (xii) each of Air Water and Inflection Point shall have delivered a customary closing certificate.

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

Sponsor Support Agreement

In connection with the execution of the Air Water Business Combination Agreement, the Sponsor has entered into the Sponsor Support Agreement with Inflection Point, PubCo and Air Water, pursuant to which the Sponsor has agreed to, among other things, (a) vote the Sponsor Subject Securities in favor of the matters to be approved by the shareholders of Inflection Point in connection with the Air Water Business Combination at any meeting of Inflection Point shareholders called for approval of the Business Combination, (b) waive its anti-dilution rights in the Amended and Restated Memorandum and Articles, (c) waive its dissenter rights under Section 238 of the Cayman Act and any other similar statute, (d) be bound by certain other covenants and agreements related to the Air Water Business Combination and (e) be bound by certain transfer restrictions with respect to the Sponsor Subject Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Air Water Business Combination with respect to any Sponsor Subject Securities they may hold.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 31, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,859,598, which consists of dividends earned on marketable securities held in the Trust Account of $2,333,121 offset by formation and operating costs of $473,523.

For the six months ended June 30, 2026, we had a net income of $3,540,915, which consists of dividends earned on marketable securities held in the Trust Account of $4,641,176 offset by formation and operating costs of $1,100,261.

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

For the six months ended June 30, 2026, cash used in operating activities was $459,825. Net income of $3,540,915 was affected by interest earned on marketable securities held in the Trust Account of $4,641,176. Changes in operating assets and liabilities provided $640,436 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $727,928. Net loss of $1,297,717 was affected by interest earned on marketable securities held in the Trust Account of $957,808 and compensation expense of $2,581,854. Changes in operating assets and liabilities used $1,054,257 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $263,398,723 and accrued interest of $773,184 which is included in other receivable – dividend income on our condensed consolidated balance sheets. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. We may withdraw interest or dividends earned on the funds held in the Trust Account for permitted withdrawals. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $761,627. We intend to use the funds held outside the Trust Account plus permitted withdrawals primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on form 10-K filed with the SEC on June 30, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed our annual report on form 10-K filed with the SEC on June 30, 2026, but we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated as of August 25, 2025, by and among Inflection Point Acquisition Corp. III, Air Water Ventures Holdings Limited, IPCX Merger Sub Limited, and Air Water Ventures Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the SEC on August 25, 2025).
2.2	Amendment to Business Combination Agreement, dated as of December 31, 2025, by and between Inflection Point Acquisition Corp. III and Air Water Ventures Holdings Limited (incorporated by reference to Annex A-2 to the Company’s Definitive Proxy Statement, filed with the SEC on July 8, 2026).
2.3	Amendment No. 2 to Business Combination Agreement, dated as of June 5, 2026, by and between Inflection Point Acquisition Corp. III and Air Water Ventures Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42614), filed with the SEC on June 9, 2026).
10.1	Letter Agreement, dated April 24, 2026 by and between the Company and Jae Hyun Park (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-42614), filed by the Company on April 24, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFLECTION POINT ACQUISITION CORP. III

Date: August 13, 2026	By:	/s/ Michael Blitzer
	Name:	Michael Blitzer
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Peter Ondishin
	Name:	Peter Ondishin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)